Form 10-Q
period 2023-06-30
INTUITIVE SURGICAL INC
filed 2023-07-24
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 351,354,675 shares of Common Stock, $0.001 par value per share, outstanding as of July 18, 2023.

INTUITIVE SURGICAL, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,435.4	$1,581.2
Short-term investments	2,363.8	2,536.7
Accounts receivable, net	904.2	942.1
Inventory	1,005.2	893.2
Prepaids and other current assets	323.2	299.8
Total current assets	8,031.8	6,253.0
Property, plant, and equipment, net	2,830.8	2,374.2
Long-term investments	1,332.5	2,623.6
Deferred tax assets	666.5	664.6
Intangible and other assets, net	693.1	710.1
Goodwill	348.6	348.5
Total assets	$13,903.3	$12,974.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199.7	$147.0
Accrued compensation and employee benefits	346.6	401.6
Deferred revenue	405.2	397.3
Other accrued liabilities	586.9	476.2
Total current liabilities	1,538.4	1,422.1
Other long-term liabilities	405.2	439.3
Total liabilities	1,943.6	1,861.4
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; zero shares issued and outstanding as of June 30, 2023, and December 31, 2022	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 351.3 shares and 350.0 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	0.4	0.4
Additional paid-in capital	8,150.8	7,703.9
Retained earnings	3,807.7	3,500.1
Accumulated other comprehensive loss	(79.8)	(162.5)
Total Intuitive Surgical, Inc. stockholders’ equity	11,879.1	11,041.9
Noncontrolling interest in joint venture	80.6	70.7
Total stockholders’ equity	11,959.7	11,112.6
Total liabilities and stockholders’ equity	$13,903.3	$12,974.0
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions (except per share amounts)	2023	2022	2023	2022
Revenue:
Product	$1,468.6	$1,270.4	$2,881.6	$2,508.8
Service	287.3	251.7	570.5	501.0
Total revenue	1,755.9	1,522.1	3,452.1	3,009.8
Cost of revenue:
Product	498.0	421.0	991.0	818.3
Service	86.0	77.8	176.2	158.5
Total cost of revenue	584.0	498.8	1,167.2	976.8
Gross profit	1,171.9	1,023.3	2,284.9	2,033.0
Operating expenses:
Selling, general and administrative	464.3	418.4	944.8	809.5
Research and development	244.4	207.3	489.3	417.8
Total operating expenses	708.7	625.7	1,434.1	1,227.3
Income from operations	463.2	397.6	850.8	805.7
Interest and other income, net	36.0	9.3	70.2	3.6
Income before taxes	499.2	406.9	921.0	809.3
Income tax expense	73.2	93.3	134.2	126.3
Net income	426.0	313.6	786.8	683.0
Less: net income attributable to noncontrolling interest in joint venture	5.2	5.8	10.7	9.6
Net income attributable to Intuitive Surgical, Inc.	$420.8	$307.8	$776.1	$673.4
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.20	$0.86	$2.21	$1.88
Diluted	$1.18	$0.85	$2.18	$1.84
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	350.9	358.1	350.6	358.2
Diluted	357.3	363.9	356.6	365.3

Other comprehensive income (loss), net of tax:
Unrealized gains on hedge instruments	$6.0	$4.4	$8.5	$5.4
Unrealized gains (losses) on available-for-sale securities	13.1	(33.4)	50.7	(124.1)
Foreign currency translation gains (losses)	8.5	(5.5)	22.7	(2.0)
Prior service cost for employee benefit plans	—	—	—	0.1
Other comprehensive income (loss)	27.6	(34.5)	81.9	(120.6)
Total comprehensive income	453.6	279.1	868.7	562.4
Less: comprehensive income attributable to noncontrolling interest	4.1	4.8	9.9	9.0
Total comprehensive income attributable to Intuitive Surgical, Inc.	$449.5	$274.3	$858.8	$553.4
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
in millions	2023	2022
Operating activities:
Net income	$786.8	$683.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	180.0	157.5
Amortization of intangible assets	10.0	12.3
Gain on sale of business	—	(3.8)
Loss on investments, accretion of discounts, and amortization of premiums on investments, net	14.4	33.8
Deferred income taxes	(17.7)	(40.1)
Share-based compensation expense	286.3	247.5
Amortization of contract acquisition assets	14.9	13.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	39.3	(56.0)
Inventory	(288.6)	(245.5)
Prepaids and other assets	(13.8)	(90.1)
Accounts payable	36.5	12.4
Accrued compensation and employee benefits	(55.0)	(71.5)
Deferred revenue	12.2	(3.1)
Other liabilities	31.8	19.7
Net cash provided by operating activities	1,037.1	669.7
Investing activities:
Purchase of investments	(14.0)	(1,376.2)
Proceeds from sales of investments	37.5	—
Proceeds from maturities of investments	1,486.9	1,865.1
Purchase of property, plant, and equipment	(372.4)	(224.1)
Acquisition of businesses, net of cash, and intellectual property and other investing activities	(7.3)	(13.3)
Net cash provided by investing activities	1,130.7	251.5
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	174.8	106.6
Taxes paid related to net share settlement of equity awards	(140.6)	(179.0)
Repurchase of common stock	(350.0)	(606.6)
Payment of deferred purchase consideration	(2.1)	(3.0)
Net cash used in financing activities	(317.9)	(682.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7.0	6.0
Net increase in cash, cash equivalents, and restricted cash	1,856.9	245.2
Cash, cash equivalents, and restricted cash, beginning of period	1,600.7	1,306.0
Cash, cash equivalents, and restricted cash, end of period	$3,457.6	$1,551.2
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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2022, and include all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the Financial Statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 10, 2023. The results of operations for the first six months of 2023 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
The Financial Statements include the results and balances of the Company’s majority-owned joint ventures, Intuitive Surgical-Fosun Medical Technology (Shanghai) Co., Ltd. and Intuitive Surgical-Fosun (HongKong) Co., Ltd. (collectively, the “Joint Venture”) with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”). The Company holds a controlling financial interest in the Joint Venture, and the noncontrolling interest is reflected as a separate component of the consolidated stockholders’ equity. The noncontrolling interest’s share of the earnings in the Joint Venture is presented separately in the Condensed Consolidated Statements of Comprehensive Income.
Risks and Uncertainties
The Company’s future results of operations and liquidity could be materially adversely affected by macroeconomic and geopolitical factors in the U.S. and globally, including the supply chain environment, inflationary pressure, higher interest rates, instability in the global financial markets, labor shortages, significant disruptions in the commodities’ markets as a result of the Russia and Ukraine conflict, the introduction of or changes in tariffs, trade barriers, or regulatory requirements, and uncertain or reduced demand, as well as the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers.
The Company continues to experience difficulties in obtaining a sufficient supply of a number of component materials used in its products, such as semiconductor components as well as a range of other materials including, but not limited to, metals and polymers, as the global supply has become constrained due to increased demand for certain materials. Additionally, prices of such materials remain elevated due to the increased demand and supply shortages. With higher interest rates, access to credit may become more difficult, and any insolvency of the Company’s key suppliers, including sole-sourced and single-sourced suppliers, may exacerbate current supply chain challenges. Also, liquidity concerns in the broader financial services industry could result in delayed access or loss of access to the Company’s key suppliers’ uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. While supply chain disruptions have been, and may continue to be, challenging, the situation has shown signs of improvement during the first half of 2023, relative to 2022. The Company is actively engaged in activities to seek to mitigate the impact of any supply chain disruptions on our operations.
Such global shortages in important components have resulted in, and will continue to cause, inflationary cost pressure in the Company’s supply chain. To date, these supply chain challenges have not materially impacted the Company’s results of operations or ability to deliver products and services to its customers. However, if shortages in important supply chain materials in the semiconductor or other markets continue, the Company could fail to meet product demand, which could result in deferred or canceled procedures. Additionally, if inflationary pressures in component costs persist, the Company may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures. Additionally, there is continued uncertainty surrounding the impact of any monetary policy changes taken by the U.S. Federal Reserve and other central banks to address the structural risks associated with inflation.

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
Hospitals are also experiencing challenges with staffing and cost pressures that could affect their ability to provide patient care. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, higher interest rates make access to credit more expensive, unrealized losses decrease available cash reserves, and fiscal stimulus programs enacted during the COVID-19 pandemic wind down. Hospitals may also be adversely affected by the liquidity concerns in the broader financial services industry that could result in delayed access or loss of access to uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. To the extent macroeconomic conditions remain challenging, it is likely that hospitals’ spend on capital equipment will be adversely impacted. In addition, as competition progresses in various markets, longer selling cycles and pricing pressures are likely to result. As of the date of issuance of these Financial Statements, the extent to which these macroeconomic factors may materially adversely affect the Company’s financial condition, liquidity, or results of operations is uncertain.
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
Recently Adopted Accounting Pronouncements
Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic ASC 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The Company adopted ASU 2022-02 on January 1, 2023, on a prospective basis. There was no impact of the adoption of ASU 2022-02 on the Company’s Financial Statements in the three and six months ended June 30, 2023.
Recently Issued Accounting Pronouncements
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s Financial Statements.
Significant Accounting Policies
There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that are of significance, or potential significance, to the Company.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale debt securities’ amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit loss, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments as of June 30, 2023, and December 31, 2022 (in millions):

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
June 30, 2023
Cash	$520.3	$—	$—	$—	$520.3	$520.3	$—	$—
Level 1:
Money market funds	2,915.1	—	—	—	2,915.1	2,915.1	—	—
U.S. treasuries	1,860.8	—	(61.0)	—	1,799.8	—	1,294.2	505.6
Subtotal	4,775.9	—	(61.0)	—	4,714.9	2,915.1	1,294.2	505.6
Level 2:
Corporate debt securities	1,490.5	—	(53.9)	(1.1)	1,435.5	—	829.5	606.0
U.S. government agencies	361.2	—	(14.3)	—	346.9	—	183.8	163.1
Municipal securities	118.2	—	(4.1)	—	114.1	—	56.3	57.8
Subtotal	1,969.9	—	(72.3)	(1.1)	1,896.5	—	1,069.6	826.9
Total assets measured at fair value	$7,266.1	$—	$(133.3)	$(1.1)	$7,131.7	$3,435.4	$2,363.8	$1,332.5

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2022
Cash	$497.2	$—	$—	$—	$497.2	$497.2	$—	$—
Level 1:
Money market funds	1,084.0	—	—	—	1,084.0	1,084.0	—	—
U.S. treasuries	2,715.2	—	(96.6)	—	2,618.6	—	1,542.4	1,076.2
Subtotal	3,799.2	—	(96.6)	—	3,702.6	1,084.0	1,542.4	1,076.2
Level 2:
Commercial paper	20.0	—	—	—	20.0	—	20.0	—
Corporate debt securities	2,022.0	—	(76.0)	(1.1)	1,944.9	—	651.8	1,293.1
U.S. government agencies	447.2	—	(19.9)	—	427.3	—	247.8	179.5
Municipal securities	155.5	—	(6.0)	—	149.5	—	74.7	74.8
Subtotal	2,644.7	—	(101.9)	(1.1)	2,541.7	—	994.3	1,547.4
Total assets measured at fair value	$6,941.1	$—	$(198.5)	$(1.1)	$6,741.5	$1,581.2	$2,536.7	$2,623.6
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale debt securities (excluding money market funds), as of June 30, 2023 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$2,416.8	$2,363.8
Mature in one to five years	1,413.9	1,332.5
Total	$3,830.7	$3,696.3
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains and losses recognized on the sale of investments were immaterial for the periods presented.

As of June 30, 2023, and December 31, 2022, net unrealized losses on available-for-sale debt securities, net of tax, of $103.5 million and $154.2 million, respectively, were included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.
The following tables present the breakdown of the available-for-sale debt securities with unrealized losses as of June 30, 2023, and December 31, 2022 (in millions):

	June 30, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$—	$—	$1,799.8	$(61.0)	$1,799.8	$(61.0)
Corporate debt securities	84.1	(0.9)	1,344.5	(53.0)	1,428.6	(53.9)
U.S. government agencies	—	—	346.9	(14.3)	346.9	(14.3)
Municipal securities	—	—	107.7	(4.1)	107.7	(4.1)
Total	$84.1	$(0.9)	$3,598.9	$(132.4)	$3,683.0	$(133.3)

	December 31, 2022
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$731.7	$(26.0)	$1,886.9	$(70.6)	$2,618.6	$(96.6)
Corporate debt securities	631.4	(17.6)	1,221.9	(58.4)	1,853.3	(76.0)
U.S. government agencies	102.7	(4.4)	324.6	(15.5)	427.3	(19.9)
Municipal securities	44.6	(1.1)	104.9	(4.9)	149.5	(6.0)
Total	$1,510.4	$(49.1)	$3,538.3	$(149.4)	$5,048.7	$(198.5)
The Company’s investments may consist of U.S. government money market funds, U.S. treasury and U.S. government agency securities, high-quality corporate notes and bonds, commercial paper, non-U.S. government agency securities, and taxable and tax-exempt municipal notes. The Company regularly reviews its investments and evaluates the current expected credit loss by considering factors such as historical experience, market data, financial condition and near-term prospects of the investee, the extent of any losses related to the credit of the issuer, and the expected cash flows from the security. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The basis for this assumption is that these securities have consistently high credit ratings by rating agencies, have a long history with no credit losses, are explicitly guaranteed by a sovereign entity, which can print its own currency, and are denominated in a currency that is routinely held by central banks, used in international commerce, and commonly viewed as a reserve currency.
The current unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of June 30, 2023, the Company does not intend to sell the investments in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell any of the investments before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company does not expect to realize any losses on these available-for-sale debt securities. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security.
For the three and six months ended June 30, 2023, and 2022, the credit losses related to available-for-sales debt securities were not material.
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

The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2022 Carrying Value	Changes in Fair Value (1)	Purchases / Sales / Other (2)	June 30, 2023 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments with readily determinable value (Level 1)	$4.3	$(0.4)	$(3.9)	$—	$—	$—
Equity investments without readily determinable value (Level 2)	$59.1	$(5.6)	$14.3	$67.8	$—	$67.8

(1) Recorded in interest and other income, net.
(2) Other includes foreign currency translation gains/(losses).
For the three and six months ended June 30, 2023, the Company recognized immaterial decreases in fair value on its equity investments with readily determinable market values (Level 1), which were reflected in interest and other income, net. For the three and six months ended June 30, 2023, the Company recognized decreases in fair value of $6.1 million and $5.6 million, respectively, due to an impairment, partially offset by increases in observable prices for certain equity investments that lack readily determinable market values (Level 2), which were also reflected in interest and other income, net.
Foreign Currency Derivatives
The objective of the Company’s hedging program is to mitigate the impact of changes in currency exchange rates on net cash flow from foreign currency-denominated sales, expenses, intercompany balances, and other monetary assets or liabilities denominated in currencies other than the U.S. dollar (“USD”). The terms of the Company’s derivative contracts are generally thirteen months or shorter. The derivative assets and liabilities are measured using Level 2 fair value inputs.
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
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, CHF, TWD, Indian Rupee (“INR”), Mexican Peso (“MXN”), Chinese Yuan (“CNY”), Canadian Dollar (“CAD”), and Swedish Kronor (“SEK”).
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Recognized gains in interest and other income, net	$14.7	$21.9	$11.4	$28.7
Foreign exchange losses related to balance sheet re-measurement	$(16.3)	$(28.8)	$(10.9)	$(38.9)

The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Notional amounts:
Forward contracts	$250.3	$188.4	$578.4	$496.3
Gross fair value recorded in:
Prepaids and other current assets	$7.6	$1.8	$5.6	$4.3
Other accrued liabilities	$1.4	$5.3	$1.8	$4.2
NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected balance sheet line items (in millions):

	As of
Accounts receivable, net	June 30, 2023	December 31, 2022
Trade accounts receivable, net	$825.7	$864.9
Unbilled accounts receivable and other	101.9	91.7
Sales returns and allowances	(23.4)	(14.5)
Total accounts receivable, net	$904.2	$942.1

	As of
Inventory	June 30, 2023	December 31, 2022
Raw materials	$390.2	$382.9
Work-in-process	145.0	159.9
Finished goods	470.0	350.4
Total inventory	$1,005.2	$893.2

	As of
Prepaids and other current assets	June 30, 2023	December 31, 2022
Net investment in sales-type leases – short-term	$134.6	$131.2
Other prepaids and other current assets	188.6	168.6
Total prepaids and other current assets	$323.2	$299.8

	As of
Other accrued liabilities – short-term	June 30, 2023	December 31, 2022
Income and other taxes payable	$230.2	$96.1
Accrued construction-related capital expenditures	113.7	50.3
Litigation-related accruals	3.7	23.0
Other accrued liabilities	239.3	306.8
Total other accrued liabilities – short-term	$586.9	$476.2

	As of
Other long-term liabilities	June 30, 2023	December 31, 2022
Income taxes – long-term	$250.3	$288.0
Deferred revenue – long-term	45.4	41.0
Other long-term liabilities	109.5	110.3
Total other long-term liabilities	$405.2	$439.3
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Six Months Ended June 30,
	2023	2022
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$198.5	$122.7
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$138.2	$95.8
NOTE 5.    REVENUE AND CONTRACT ACQUISITION COSTS
The following table presents revenue disaggregated by types and geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
U.S.	2023	2022	2023	2022
Instruments and accessories	$763.3	$625.1	$1,464.7	$1,175.7
Systems	189.8	218.0	411.6	466.3
Services	189.4	168.0	376.1	333.9
Total U.S. revenue	$1,142.5	$1,011.1	$2,252.4	$1,975.9

Outside of U.S. (“OUS”)
Instruments and accessories	$312.6	$270.2	$596.8	$529.9
Systems	202.9	157.1	408.5	336.9
Services	97.9	83.7	194.4	167.1
Total OUS revenue	$613.4	$511.0	$1,199.7	$1,033.9

Total
Instruments and accessories	$1,075.9	$895.3	$2,061.5	$1,705.6
Systems	392.7	375.1	820.1	803.2
Services	287.3	251.7	570.5	501.0
Total revenue	$1,755.9	$1,522.1	$3,452.1	$3,009.8
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company’s system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $2.14 billion as of June 30, 2023. The remaining performance obligations are expected to be satisfied over the term of the system sale, lease, and service arrangements. Approximately 43% of the remaining performance obligations are expected to be recognized in the next 12 months with the remainder recognized thereafter over the term of the system sale, lease, and service arrangements, which are generally up to 5 years.

Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	June 30, 2023	December 31, 2022
Contract assets	$48.1	$45.0
Deferred revenue	$450.6	$438.3
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
During the three and six months ended June 30, 2023, the Company recognized $112 million and $297 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2022. During the three and six months ended June 30, 2022, the Company recognized $107 million and $279 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2021.
Intuitive System Leasing
The following table presents product revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales-type lease revenue	$12.3	$50.1	$35.3	$85.7
Operating lease revenue*	$122.7	$93.0	$234.7	$176.2

*Variable lease revenue relating to usage-based arrangements included within operating lease revenue	$53.2	$33.6	$99.2	$58.5
Trade Accounts Receivable
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three and six months ended June 30, 2023, and 2022, bad debt expense was not material.
The Company’s exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the ongoing COVID-19 pandemic, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments to the carrying amount of lease and trade receivables, particularly as hospital cash flows are impacted by inflation and rising interest rates, which drive up their operating costs.

NOTE 6.    LEASES
Lessor Information related to Intuitive System Leasing
Sales-type Leases. Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	June 30, 2023	December 31, 2022
Gross lease receivables	$414.1	$449.4
Unearned income	(14.3)	(14.4)
Subtotal	399.8	435.0
Allowance for credit loss	(3.0)	(3.0)
Net investment in sales-type leases	$396.8	$432.0
Reported as:
Prepaids and other current assets	$134.6	$131.2
Intangible and other assets, net	262.2	300.8
Net investment in sales-type leases	$396.8	$432.0
Contractual maturities of gross lease receivables as of June 30, 2023, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2023	$70.3
2024	134.0
2025	103.5
2026	66.6
2027	33.3
2028 and thereafter	6.4
Total	$414.1
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
The Company manages the credit risk in net investment in sales-type leases using a number of factors, including, but not limited to the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table summarizes the amortized cost basis by year of origination and by credit quality for the net investment in sales-type leases as of June 30, 2023 (in millions):

	2023	2022	2021	2020	2019	Prior	Net Investment
Credit Rating:
High	$27.1	$86.2	$70.9	$32.9	$10.0	$0.6	$227.7
Moderate	9.8	57.2	58.7	28.4	6.8	3.0	163.9
Low	—	3.3	3.0	1.9	—	—	8.2
Total	$36.9	$146.7	$132.6	$63.2	$16.8	$3.6	$399.8
For the three and six months ended June 30, 2023, and 2022, credit losses related to net investment in sales-type leases were not material.

NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions
There were no material acquisitions in the six months ended June 30, 2023, and 2022.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance as of December 31, 2022	$348.5
Acquisition activity	—
Translation and other	0.1
Balance as of June 30, 2023	$348.6
Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible assets balances as of June 30, 2023, and December 31, 2022 (in millions):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$204.3	$(171.6)	$32.7	$199.1	$(167.4)	$31.7
Distribution rights and others	10.8	(8.3)	2.5	11.0	(7.4)	3.6
Customer relationships	32.2	(20.2)	12.0	32.6	(18.1)	14.5
Total intangible assets	$247.3	$(200.1)	$47.2	$242.7	$(192.9)	$49.8
Amortization expense related to intangible assets was $5.0 million and $6.2 million for the three months ended June 30, 2023, and 2022, respectively. Amortization expense related to intangible assets was $10.0 million and $12.3 million for the six months ended June 30, 2023, and 2022, respectively.
The estimated future amortization expense related to intangible assets as of June 30, 2023, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2023	$10.1
2024	16.7
2025	11.7
2026	5.0
2027	2.5
2028 and thereafter	1.2
Total	$47.2
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
On May 30, 2019, Ethicon filed a complaint with the USITC, asserting infringement of U.S. Patent Nos. 9,884,369 (“’369”); 7,490,749 (“’749”); 9,844,379 (“’379”); 9,113,874 (“’874”); and 8,479,969 (“’969”). On June 28, 2019, the USITC voted to institute an investigation (No. 337-TA-1167) with respect to the claims in this complaint. The accused products include the Company’s EndoWrist 30, EndoWrist 45, SureForm 45, and SureForm 60 Staplers, as well as the stapler reload cartridges. In March 2020, Ethicon dismissed its claims concerning the ’749 patent. The evidentiary hearing took place in February 2021. On March 26, 2021, the U.S. Patent Trial and Appeal Board (“PTAB”) issued a Final Written Decision in which it found the claims in the ’379 patent asserted against the Company in this USITC proceeding to be invalid. On October 14, 2021, the USITC issued its Opinion in which it made the following rulings: (1) the USITC absolved Intuitive from any liability regarding the ’874, ’969, and ’369 patents; and (2) the USITC found that, while the SureForm staplers and their associated reload cartridges infringe the asserted claims in the ’379 patent, it has suspended the imposition of any remedial order pending an opinion from the U.S. Court of Appeal for the Federal Circuit of whether the Patent and Trademark Office correctly found the asserted claims in this patent to be invalid. On May 23, 2022, the U.S. Court of Appeal for the Federal Circuit affirmed the earlier PTAB Final Written Decision invalidating the asserted claims in the ’379 patent. A hearing before the U.S. Court of Appeal for the Federal Circuit occurred on March 8, 2023, on Ethicon’s appeal of the USITC’s Opinion with regard to the ’369 and ’969 patents. On May 26, 2023, the Federal Circuit Court of Appeal affirmed the USITC’s decision regarding the ’369 and ’969 patents. Ethicon has indicated its intention to file a petition for the rehearing of its appeal. An adverse ruling on Ethicon’s appeal of the USITC’s Opinion could result in a prohibition on importing the accused SureForm products into the U.S. or necessitating workarounds. Based on currently available information, the Company does not believe that any losses arising from this matter would be material.
On October 19, 2022, a jury rendered a verdict against the Company awarding $10 million in damages to Rex Medical, L.P. in a patent infringement lawsuit. The Company intends to appeal the decision and vigorously defend its position. Based on currently available information, the Company does not believe that any losses arising from this matter would be material.
Commercial Litigation
On May 10, 2021, Surgical Instrument Service Company, Inc. (“SIS”) filed a complaint in the Northern District of California Court alleging anti-trust claims against the Company relating to EndoWrist service, maintenance, and repair processes. The Court granted in part and denied in part the Company’s Motion to Dismiss, and discovery has commenced. The Company filed an answer denying the anti-trust allegations and filed counterclaims against SIS. The counterclaims allege that SIS violated the Federal Lanham Act, California’s Unfair Competition Law, and California’s False Advertising Law and that SIS is also liable to the Company for Unfair Competition and Tortious Interference with Contract. The parties have filed summary judgment and Daubert motions, and a hearing on these motions is scheduled for September 7, 2023. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
Three class action complaints were filed against the Company in the Northern District of California Court alleging anti-trust allegations relating to the service and repair of certain instruments manufactured by the Company. A complaint by Larkin Community Hospital was filed on May 20, 2021, a complaint by Franciscan Alliance, Inc. and King County Public Hospital District No. 1 was filed on July 6, 2021, and a complaint by Kaleida Health was filed on July 8, 2021. The Court has consolidated the Franciscan Alliance, Inc. and King County Public Hospital District No. 1 and Kaleida Health cases with the Larkin Community Hospital case, which is now captioned on the Larkin docket as “In Re: da Vinci Surgical Robot Antitrust Litigation.” A Consolidated Amended Class Action Complaint has been filed on behalf of each plaintiff named in the earlier-filed cases. On January 14, 2022, Kaleida Health voluntarily dismissed itself as a party to this case. On January 18, 2022, the Company filed an answer against the plaintiffs in this matter, and discovery has commenced. The parties have filed summary judgment and Daubert motions, and a hearing on these motions is scheduled for September 7, 2023. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.

NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	350.4	$0.4	$7,928.4	$3,397.4	$(108.5)	$11,217.7	$76.5	$11,294.2
Issuance of common stock through employee stock plans	1.0	—	74.6	—	—	74.6	—	74.6
Shares withheld related to net share settlement of equity awards	(0.1)	—	(0.4)	(10.5)	—	(10.9)	—	(10.9)
Share-based compensation expense related to employee stock plans	—	—	148.2	—	—	148.2	—	148.2
Net income attributable to Intuitive Surgical, Inc.	—	—	—	420.8	—	420.8	—	420.8
Other comprehensive income (loss)	—	—	—	—	28.7	28.7	(1.1)	27.6
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	5.2	5.2
Ending balance	351.3	$0.4	$8,150.8	$3,807.7	$(79.8)	$11,879.1	$80.6	$11,959.7

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	358.9	$0.4	$7,354.6	$4,858.0	$(110.7)	$12,102.3	$54.6	$12,156.9
Issuance of common stock through employee stock plans	0.4	—	26.6	—	—	26.6	—	26.6
Shares withheld related to net share settlement of equity awards	—	—	(0.6)	(6.2)	—	(6.8)	—	(6.8)
Share-based compensation expense related to employee stock plans	—	—	126.7	—	—	126.7	—	126.7
Repurchase and retirement of common stock	(2.2)	—	(23.3)	(476.8)	—	(500.1)	—	(500.1)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	307.8	—	307.8	—	307.8
Other comprehensive income (loss)	—	—	—	—	(33.5)	(33.5)	(1.0)	(34.5)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	5.8	5.8
Ending balance	357.1	$0.4	$7,484.0	$4,682.8	$(144.2)	$12,023.0	$59.4	$12,082.4

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	350.0	$0.4	$7,703.9	$3,500.1	$(162.5)	$11,041.9	$70.7	$11,112.6
Issuance of common stock through employee stock plans	3.4	—	174.8	—	—	174.8	—	174.8
Shares withheld related to net share settlement of equity awards	(0.6)	—	(6.3)	(134.3)	—	(140.6)	—	(140.6)
Share-based compensation expense related to employee stock plans	—	—	294.2	—	—	294.2	—	294.2
Repurchase and retirement of common stock	(1.5)	—	(15.8)	(334.2)	—	(350.0)	—	(350.0)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	776.1	—	776.1	—	776.1
Other comprehensive income (loss)	—	—	—	—	82.7	82.7	(0.8)	81.9
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	10.7	10.7
Ending balance	351.3	$0.4	$8,150.8	$3,807.7	$(79.8)	$11,879.1	$80.6	$11,959.7

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	357.7	$0.4	$7,164.0	$4,760.9	$(24.2)	$11,901.1	$50.4	$11,951.5
Issuance of common stock through employee stock plans	2.6	—	106.6	—	—	106.6	—	106.6
Shares withheld related to net share settlement of equity awards	(0.6)	—	(6.7)	(172.3)	—	(179.0)	—	(179.0)
Share-based compensation expense related to employee stock plans	—	—	247.5	—	—	247.5	—	247.5
Repurchase and retirement of common stock	(2.6)	—	(27.4)	(579.2)	—	(606.6)	—	(606.6)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	673.4	—	673.4	—	673.4
Other comprehensive income (loss)	—	—	—	—	(120.0)	(120.0)	(0.6)	(120.6)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	9.6	9.6
Ending balance	357.1	$0.4	$7,484.0	$4,682.8	$(144.2)	$12,023.0	$59.4	$12,082.4
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $10.0 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in July 2022, when the Board increased the authorized amount available under the Repurchase Program to $3.5 billion, including amounts remaining under previous authorization. As of June 30, 2023, the remaining amount of share repurchases authorized by the Board under the Repurchase Program was approximately $1.1 billion.
The following table summarizes stock repurchase activities (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares repurchased	—	2.2	1.5	2.6
Average price per share	$—	$224.4	$238.1	$231.0
Value of shares repurchased	$—	$500.1	$350.0	$606.6

As a provision of the Inflation Reduction Act enacted in the U.S. during 2022, the Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net stock repurchases after December 31, 2022. As of June 30, 2023, no excise tax was accrued, as the aggregate fair market value of the Company’s stock issuances exceeded the fair market value of stock repurchases.
Accumulated Other Comprehensive Loss, Net of Tax, Attributable to Intuitive Surgical, Inc.
The components of accumulated other comprehensive loss, net of tax, attributable to Intuitive Surgical, Inc. are as follows (in millions):

	Three Months Ended June 30, 2023
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(0.4)	$(116.6)	$7.3	$1.2	$(108.5)
Other comprehensive income (loss) before reclassifications	6.9	13.1	9.6	—	29.6
Amounts reclassified from accumulated other comprehensive income (loss)	(0.9)	—	—	—	(0.9)
Net current-period other comprehensive income (loss)	6.0	13.1	9.6	—	28.7
Ending balance	$5.6	$(103.5)	$16.9	$1.2	$(79.8)

	Three Months Ended June 30, 2022
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$5.5	$(106.7)	$(4.8)	$(4.7)	$(110.7)
Other comprehensive income (loss) before reclassifications	(9.0)	(33.3)	(4.5)	—	(46.8)
Amounts reclassified from accumulated other comprehensive income (loss)	13.4	(0.1)	—	—	13.3
Net current-period other comprehensive income (loss)	4.4	(33.4)	(4.5)	—	(33.5)
Ending balance	$9.9	$(140.1)	$(9.3)	$(4.7)	$(144.2)

	Six Months Ended June 30, 2023
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.9)	$(154.2)	$(6.6)	$1.2	$(162.5)
Other comprehensive income (loss) before reclassifications	10.6	50.9	23.5	—	85.0
Amounts reclassified from accumulated other comprehensive income (loss)	(2.1)	(0.2)	—	—	(2.3)
Net current-period other comprehensive income (loss)	8.5	50.7	23.5	—	82.7
Ending balance	$5.6	$(103.5)	$16.9	$1.2	$(79.8)

	Six Months Ended June 30, 2022
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$4.5	$(16.0)	$(7.9)	$(4.8)	$(24.2)
Other comprehensive income (loss) before reclassifications	(5.3)	(124.1)	(1.4)	—	(130.8)
Amounts reclassified from accumulated other comprehensive income (loss)	10.7	—	—	0.1	10.8
Net current-period other comprehensive income (loss)	5.4	(124.1)	(1.4)	0.1	(120.0)
Ending balance	$9.9	$(140.1)	$(9.3)	$(4.7)	$(144.2)
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Available-for-sale securities	2023	2022	2023	2022
Income tax benefit (expense) for net gains (losses) recorded in other comprehensive income (loss)	$(3.7)	$5.6	$(14.6)	$35.3
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications for hedge instruments, foreign currency translation, and employee benefit plans for the three and six months ended June 30, 2023, and 2022, were not material to the Company’s Financial Statements. The tax impacts for amounts reclassified from accumulated other comprehensive loss relating to hedge instruments, available-for-sale securities, foreign currency translation, and employee benefit plans for the three and six months ended June 30, 2023, and 2022, were not material to the Company’s Financial Statements.
NOTE 10.    SHARE-BASED COMPENSATION
As of June 30, 2023, the total number of shares of common stock reserved for issuance under the 2010 Incentive Award Plan was 110,350,000. Approximately 21.2 million shares were reserved for future issuance under the Company’s stock plans, and a maximum of approximately 9.2 million of these shares can be awarded as restricted stock units (“RSUs”).
Restricted Stock Units
A summary of RSUs activity under all stock plans for the six months ended June 30, 2023, is presented as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested balance as of December 31, 2022	4.6	$241.47
RSUs granted	2.3	$232.89
RSUs vested	(1.6)	$222.52
RSUs forfeited	(0.1)	$246.84
Unvested balance as of June 30, 2023	5.2	$243.41

Stock Options
A summary of stock option activity under all stock plans for the six months ended June 30, 2023, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted-Average Exercise Price Per Share
Balance as of December 31, 2022	10.8	$144.86
Options granted	0.7	$233.50
Options exercised	(1.4)	$80.73
Options forfeited/expired	(0.1)	$254.12
Balance as of June 30, 2023	10.0	$159.59
As of June 30, 2023, options to purchase an aggregate of 7.9 million shares of common stock were exercisable at a weighted-average price of $136.18 per share.
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
PSU activity for the six months ended June 30, 2023, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2022	0.1	$299.32
Granted	0.1	$240.45
Vested	—	$—
Performance change	—	$—
Forfeited	—	$235.84
Unvested balance as of June 30, 2023	0.2	$259.60
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.3 million shares for $59.9 million and approximately 0.2 million shares for $47.8 million during the six months ended June 30, 2023, and 2022, respectively.

Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three and six months ended June 30, 2023, and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales – products (before capitalization)	$22.7	$20.3	$45.7	$39.0
Amounts capitalized into inventory (1)	(21.1)	—	(39.9)	—
Amounts recognized in income for amounts previously capitalized in inventory	19.3	—	31.9	—
Cost of sales – products	$20.9	$20.3	$37.7	$39.0
Cost of sales – services	7.0	5.8	14.0	11.4
Total cost of sales	27.9	26.1	51.7	50.4
Selling, general, and administrative	68.0	62.7	134.7	123.0
Research and development	52.3	38.5	102.4	75.3
Share-based compensation expense before income taxes	148.2	127.3	288.8	248.7
Income tax benefit	28.5	20.9	56.5	48.1
Share-based compensation expense after income taxes	$119.7	$106.4	$232.3	$200.6

(1) Share-based compensation expense subject to capitalization into inventory was not material during the three and six months ended June 30, 2022, and, therefore, not recorded. The Company commenced capitalization of share-based compensation expense into inventory during the quarter ended December 31, 2022, on a prospective basis.

The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and the rights to acquire stock granted under the ESPP. The weighted-average estimated fair values of stock options and the rights to acquire stock under the ESPP, as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock under the ESPP that were granted during the three and six months ended June 30, 2023, and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock Options
Risk-free interest rate	4.3%	2.9%	4.8%	1.7%
Expected term (in years)	3.2	3.3	3.4	3.4
Expected volatility	32%	38%	34%	36%
Fair value at grant date	$83.38	$72.35	$72.71	$80.27
ESPP
Risk-free interest rate	—%	—%	4.7%	0.8%
Expected term (in years)	0.0	0.0	1.2	1.2
Expected volatility	—%	—%	35%	37%
Fair value at grant date	$—	$—	$79.33	$88.85
NOTE 11.    INCOME TAXES
Income tax expense for the three months ended June 30, 2023, was $73.2 million, or 14.7% of income before taxes, compared to $93.3 million, or 22.9% of income before taxes, for the three months ended June 30, 2022. Income tax expense for the six months ended June 30, 2023, was $134.2 million, or 14.6% of income before taxes, compared to $126.3 million, or 15.6% of income before taxes, for the six months ended June 30, 2022.
The effective tax rate for the three months ended June 30, 2023, differed from the U.S. federal statutory rate of 21% primarily due to the tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of federal benefit).

The effective tax rate for the three months ended June 30, 2022, differed from the U.S. federal statutory rate of 21% primarily due to U.S. tax on foreign earnings and state income taxes (net of federal benefit), partially offset by the tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development credit benefit.
The provision for income taxes for the three months ended June 30, 2023, and 2022, included excess tax benefits associated with employee equity plans of $41.7 million and $9.3 million, respectively, which reduced the Company’s effective tax rate by 8.4 and 2.3 percentage points, respectively.
The effective tax rates for both the six months ended June 30, 2023, and 2022, differed from the U.S. federal statutory rate of 21% primarily due to the tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of federal benefit).
The provision for income taxes for the six months ended June 30, 2023, and 2022, included excess tax benefits associated with employee equity plans of $64.2 million and $62.3 million, respectively, which reduced the Company’s effective tax rate by 7.0 and 7.7 percentage points, respectively.
On August 16, 2022, the Inflation Reduction Act was enacted in the U.S. and introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”), effective January 1, 2023. There is no impact on the Company’s provision for income taxes from the CAMT for the three and six months ended June 30, 2023.
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
NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$420.8	$307.8	$776.1	$673.4
Denominator:
Weighted-average shares outstanding used in basic calculation	350.9	358.1	350.6	358.2
Add: dilutive effect of potential common shares	6.4	5.8	6.0	7.1
Weighted-average shares outstanding used in diluted calculation	357.3	363.9	356.6	365.3
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.20	$0.86	$2.21	$1.88
Diluted	$1.18	$0.85	$2.18	$1.84
Share-based compensation awards of approximately 1.1 million and 4.3 million shares for the three months ended June 30, 2023, and 2022, respectively, and approximately 2.1 million and 3.4 million shares for the six months ended June 30, 2023, and 2022, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition as of June 30, 2023, and results of operations for the three and six months ended June 30, 2023, and 2022, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Statements using words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to the expected impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, future results of operations, future financial condition, our financing plans and future capital requirements, our potential tax assets or liabilities, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: the overall macroeconomic environment, which may impact customer spending and our costs, including the levels of inflation and interest rates; the conflict in Ukraine; disruption to our supply chain, including increased difficulties in obtaining a sufficient supply of materials in the semiconductor and other markets; the risk that the COVID-19 pandemic could lead to material delays and cancellations of, or reduced demand for, procedures; curtailed or delayed capital spending by hospitals; closures of our facilities; delays in surgeon training; delays in gathering clinical evidence; delays in obtaining new product approvals, clearances, or certifications from the U.S. FDA, comparable regulatory authorities, or notified bodies; diversion of resources to respond to COVID-19 outbreaks; the impact of global and regional economic and credit market conditions on healthcare spending; the risk of our inability to comply with complex FDA and other regulations, which may result in significant enforcement actions; regulatory approvals, clearances, certifications, and restrictions or any dispute that may occur with any regulatory body; guidelines and recommendations in the healthcare and patient communities; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and market acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions; procedure counts; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; risks associated with our operations and any expansion outside of the United States; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole and single source suppliers; the results of legal proceedings to which we are or may become a party, including, but not limited to, product liability claims; adverse publicity regarding us and the safety of our products and adequacy of training; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements; and other risks and uncertainties, including those listed under the caption “Risk factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by our other filings with the Securities and Exchange Commission. Our actual results may differ materially and adversely from those expressed in any forward-looking statement, and we undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
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
We have commercialized the following da Vinci surgical systems: the da Vinci standard surgical system in 1999, the da Vinci S surgical system in 2006, the da Vinci Si surgical system in 2009, and the fourth generation da Vinci Xi surgical system in 2014. We extended our fourth-generation platform by adding the da Vinci X surgical system, commercialized in 2017, and the da Vinci SP surgical system, commercialized in 2018. The da Vinci SP surgical system accesses the body through a single incision, while the other da Vinci surgical systems access the body through multiple incisions. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software. We are in the early stages of launching our da Vinci SP surgical system, and we have an installed base of 142 da Vinci SP surgical systems as of June 30, 2023. We have received FDA clearance for the da Vinci SP surgical system for urologic and certain transoral procedures, and we have received regulatory clearance in South Korea where the da Vinci SP surgical system may be used for a broad set of procedures. In September 2022, we also received regulatory clearance for the da Vinci SP surgical system in Japan for the same set of procedures as can be performed on the da Vinci Xi surgical system in Japan. We plan to seek FDA clearances for additional indications for da Vinci SP over time. We also plan to seek clearances (including for additional indications) in other OUS markets over time. The success of the da Vinci SP surgical system is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances.
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
In 2019, the FDA cleared our Ion endoluminal system, which is a flexible, robotic-assisted, catheter-based platform that utilizes instruments and accessories for which the first cleared indication is minimally invasive biopsies in the lung. Our Ion system extends our commercial offering beyond surgery into diagnostic, endoluminal procedures. The system features an ultra-thin, ultra-maneuverable catheter that can articulate 180 degrees in all directions and allows navigation far into the peripheral lung and provides the stability necessary for precision in a biopsy. Many suspicious lesions found in the lung may be small and difficult to access, which can make diagnosis challenging, and Ion helps physicians obtain tissue samples from deep within the lung, which could help enable earlier diagnosis. In March 2023, we also obtained European certification for the Ion endoluminal system. We plan to seek additional clearances, approvals, and certifications for the Ion endoluminal system in OUS markets over time.
The success of new product introductions depends on a number of factors including, but not limited to, pricing, competition, market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction.
Macroeconomic Environment
Uncertainty surrounding macroeconomic and geopolitical factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, higher interest rates, instability in the global financial markets, labor shortages, significant disruptions in the commodities’ markets as a result of the Russia and Ukraine conflict, and the introduction of or changes in tariffs or trade barriers may result in a recession, which could have a material adverse effect on our long-term business.
We continue to experience difficulties in obtaining a sufficient supply of a number of component materials used in our products, such as semiconductor components as well as a range of other materials, including, but not limited to, metals and polymers, as the global supply has become constrained due to increased demand for certain materials. Additionally, prices of such materials remain elevated due to the increased demand and supply shortage. With higher interest rates, access to credit may become more difficult and any insolvency of our key suppliers, including sole-sourced and single-sourced suppliers, may exacerbate current supply chain challenges. Also, liquidity concerns in the broader financial services industry could result in delayed access or loss of access to our key suppliers’ uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. While supply chain disruptions have been, and may continue to be, challenging, the situation has shown signs of improvement during the first half of 2023, relative to 2022. We are actively engaged in activities to seek to mitigate the impact of any supply chain disruptions on our operations.
Such global shortages in important components have resulted in, and will continue to cause, inflationary cost pressure in our supply chain. To date, these supply chain challenges have not materially impacted our results of operations or ability to deliver products and services to our customers. However, if shortages in important supply chain materials in the semiconductor or other markets continue, we could fail to meet product demand, which could result in deferred or canceled procedures. Additionally, if inflationary pressures in component costs persist, we may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures. Additionally, there is continued uncertainty surrounding the impact of any monetary policy changes taken by the U.S. Federal Reserve and other central banks to address the structural risks associated with inflation.
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
The current macroeconomic environment is impacting our customers financially and operationally as well. Hospitals are experiencing challenges with staffing and cost pressures that could affect their ability to provide patient care. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, higher interest rates make access to credit more expensive, unrealized losses decrease available cash reserves, and fiscal stimulus programs enacted during the COVID-19 pandemic wind down. Hospitals may also be adversely affected by the liquidity concerns in the broader financial services industry that could result in delayed access or loss of access to uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. As a consequence of the financial pressures and decreased profitability, some hospitals have indicated that they are lowering their capital investment plans and tightening their operational budgets. We believe that these factors have contributed to a softening in our U.S. capital pipeline, and we expect that demand for capital, particularly in the U.S., will continue to be impacted while macroeconomic conditions remain challenging. In addition, as competition progresses in various markets, we will likely experience longer selling cycles and pricing pressures. Any or all of these factors could negatively impact the number of da Vinci procedures performed or the number of system placements and have a material adverse effect on our business, financial condition, or results of operations resulting in failure to achieve our anticipated financial results.
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
COVID-19 Pandemic
In early 2022, a resurgence of COVID-19 resulted in a significant increase in infections and hospitalization rates in the U.S. and certain countries in Europe, which, in turn, negatively impacted procedure volumes in January 2022. As infections and hospitalizations started to decrease in February in the U.S. and Europe, we saw a recovery of procedure volumes. In March and during the second quarter of 2022, we also saw a resurgence in COVID-19 cases and increased hospitalizations and government interventions impacting parts of Asia, particularly China, which negatively impacted procedure volumes. In the fourth quarter of 2022, we saw a resurgence in COVID-19 cases in China, which had a significant negative impact on our procedure volumes in the region.
In the first quarter of 2023, the most recent COVID-19 resurgences in China continued to negatively impact our procedure volumes in January 2023. However, in February and March, as infections and hospitalization started to decrease, we saw a recovery of procedure volumes. During the second quarter of 2023, we did not experience significant disruptions from COVID-19.
We expect the depth and extent to which the COVID-19 pandemic impacts individual markets to vary based on the availability of vaccinations, personal protective equipment, intensive care units and operating rooms, and medical staff, as well as other government interventions. Additionally, COVID-19 has, and may continue to, contribute to hospital staffing shortages, which impacts hospitals’ ability to provide patient care and, in some cases, results in the deferral of elective surgeries. When COVID-19 infection rates have spiked in a particular region in the past, procedure volumes have been negatively impacted and the diagnoses of new conditions and their related treatments have been deferred. While we believe that there is a backlog of patients that remains to be treated, and that such a backlog has positively contributed to 2023 procedure volumes, it is difficult to determine if and when any remaining backlog of patients will ultimately seek diagnosis and treatment and whether they will be treated through surgery. Based on our experience during the last three years, we do not expect all markets, regions, and procedure types to recover at the same time or at the same pace.
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
We generate revenue from our Ion endoluminal system in a business model consistent with the da Vinci surgical system model described above. We generate revenue from the placement of Ion systems, in sales or sales-type lease arrangements where revenue is recognized up-front or in operating lease and usage-based arrangements where revenue is recognized over time. We earn recurring revenue from the sales of instruments, accessories, and services, as well as revenue from operating leases. The Ion endoluminal system generally sells for between $0.5 million and $0.6 million. Our instruments and accessories have limited lives and will either expire or wear out as they are used in procedures, at which point they need to be replaced. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $60,000 and $70,000. For the three and six months ended June 30, 2023, and 2022, Ion’s contribution to revenue and gross margin was not significant.
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
We use the installed base, number of placements, and utilization of systems as metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Management believes that the installed base, number of placements, and utilization of systems provide meaningful supplemental information regarding our performance, as management believes that the installed base, number of placements, and utilization of systems are an indicator of the rate of adoption of robotic-assisted medical procedures as well as an indicator of future recurring revenue. Management believes that both it and investors benefit from referring to the installed base, number of placements, and utilization of systems in assessing our performance and when planning, forecasting, and analyzing future periods. The installed base, number of placements, and utilization of systems also facilitate management’s internal comparisons of our historical performance. We believe that the installed base, number of placements, and utilization of systems are useful to investors as metrics, because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and (2) they are used by institutional investors and the analyst community to help them analyze the performance of our business. The vast majority of installed systems are connected via the internet. System logs can also be accessed by field engineers for systems that are not connected to the internet. We utilize this information as well as other information from agreements and discussions with our customers that involve estimates and judgments, which are, by their nature, subject to substantial uncertainties and assumptions. Estimates and judgments for determining the installed base, number of placements, and utilization of systems may be impacted over time by various factors, including system internet connectivity, hospital and distributor reporting behavior, and inherent complexities in new agreements. Such estimates and judgments are also susceptible to technical errors. In addition, the relationship between the installed base, number of placements, and utilization of systems and our revenues may fluctuate from period to period, and growth in the installed base, number of placements, and utilization of systems may not correspond to an increase in revenue. The installed base, number of placements, and utilization of systems are not intended to be considered in isolation or as a substitute for, or superior to, revenue or other financial information prepared and presented in accordance with GAAP.
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

The following table summarizes our system placements under leasing arrangements for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Da Vinci System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	276	333	218
Usage-based operating lease arrangements	216	184	99
Total da Vinci system placements under operating lease arrangements	492	517	317
% of Total da Vinci system placements	39%	38%	34%
Sales-type lease arrangements	99	151	115
Total da Vinci system placements under leasing arrangements	591	668	432

Ion System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	61	43	7
Usage-based operating lease arrangements	40	7	2
Total Ion system placements under operating lease arrangements	101	50	9
% of Total Ion system placements	53%	54%	35%
Sales-type lease arrangements	11	7	—
Total Ion system placements under leasing arrangements	112	57	9
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
The following table summarizes our systems installed at customers under operating leasing arrangements for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Da Vinci System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	1,018	841	653
Usage-based operating lease arrangements	665	453	248
Total da Vinci system installed base under operating lease arrangements	1,683	1,294	901

Ion System Installed Base under Operating Leasing Arrangements
Total Ion system installed base under operating lease arrangements	132	61	11
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
Systems Revenue
System placements are driven by procedure growth in most markets. In some markets, system placements are constrained by regulation. In geographies where da Vinci procedure adoption is in an early stage or system placements are constrained by regulation, system sales will precede procedure growth. System placements also vary due to seasonality, largely aligned with hospital budgeting cycles. On an annual basis, we typically place a higher proportion of systems in the fourth quarter and a lower proportion in the first quarter as customer budgets are reset. Systems revenue is also affected by the proportion of system placements under operating lease and usage-based arrangements, recurring operating lease and usage-based revenue, Lease Buyouts, product mix, ASPs, trade-in activities, and customer mix. Systems revenue declined 1% to $1.68 billion in 2022. Systems revenue grew 44% to $1.69 billion in 2021. Systems revenue declined 12% to $1.18 billion in 2020.
Procedure Mix / Products
Our da Vinci surgical systems are generally used for soft tissue surgery for areas of the body between the pelvis and the neck, primarily in general, gynecologic, urologic, cardiothoracic, and head and neck surgery. Within these categories, procedures range in complexity from cancer and other highly complex procedures to less complex procedures for benign conditions. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex procedures for benign conditions. Thus, hospitals are more sensitive to the costs associated with treating less complex, benign conditions. Our strategy is to provide hospitals with attractive clinical and economical solutions across the spectrum of procedure complexity. Our fully featured da Vinci Xi surgical system with advanced instruments (including da Vinci Energy and EndoWrist and SureForm Stapler products) and our Integrated Table Motion product targets the more complex procedure segment. Our da Vinci X surgical system is targeted toward price-sensitive markets and procedures. Our da Vinci SP surgical system complements the da Vinci Xi and X surgical systems by enabling surgeons to access narrow workspaces.
Procedure Seasonality
More than half of the da Vinci procedures performed are for benign conditions, most notably hernia repairs, hysterectomies, and cholecystectomies. These benign procedures and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life-threatening conditions. Seasonality in the U.S. for procedures for benign conditions typically results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Seasonality outside of the U.S. varies and is more pronounced around local holidays and vacation periods, which have lower procedure volume. As a result of the factors outlined in the COVID-19 Pandemic section above, including past and potentially future recommendations of authorities to defer elective procedures, historical procedure patterns may be disrupted.
Distribution Channels
We provide our products through direct sales organizations in the U.S., Europe (excluding Italy, Spain, Portugal, Greece, and all Eastern European countries), China (through our Intuitive-Fosun Pharma joint venture), Japan, South Korea, India, Taiwan, and Canada. In the remainder of our OUS markets, we provide our products through distributors.
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
Clearances, Approvals, and Certifications
We have generally obtained the regulatory clearances, approvals, and certifications required to market our products associated with our da Vinci Surgical Multiport Systems (S, Si, Xi, and X systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. Since 2021, we have obtained regulatory clearances, approvals, and certifications for the following products:
•In April 2023, we obtained FDA clearance for our da Vinci SP surgical system for use in simple prostatectomy procedures. We also obtained FDA clearance for use of the SP surgical system in transvesical approaches to simple and radical prostatectomy.
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

In June 2023, the China National Health Commission published the 14th five-year plan quota for major medical equipment to be sold in China on its official website (the “2023 Quota”). Under the 2023 Quota, the government will allow for the sale of 559 new surgical robots into China, which could include da Vinci surgical systems as well as surgical systems introduced by others. As of June 30, 2023, including systems that were sold in prior quarters, we have sold 57 da Vinci surgical systems under the 2023 Quota, and we believe that nine system quotas are no longer available; therefore, 493 surgical robots should still be available for sale under the 2023 Quota. Future sales of da Vinci surgical systems under this and any previously published open quotas are uncertain, as they are open to other medical device companies that have introduced robotic-assisted surgical systems and are dependent on hospitals completing a tender process and receiving associated approvals. Also, our ability to track the number of systems that could be sold under these quotas in the future will be limited by provincial and national agencies making such information publically available.
Since 2022, several provinces, including the Hunan Provincial Healthcare Security Administration, have implemented significant limits on what hospitals can charge patients for surgeries using robotic surgical technology, including soft tissue surgery and orthopedics. These limits have significantly impacted the number of procedures performed and have impacted our instruments and accessories revenue in those provinces. As of the date of this report, these limits have not had a material impact on our business, financial condition, or results of operations, as only a small portion of our installed base in China is currently located in the impacted provinces. Companies providing robotic surgical technology, including our joint venture in China, have been meeting with Chinese government healthcare agencies to discuss these developments and to provide feedback. We cannot assure you that additional provincial or national healthcare agencies and administrations will not impose similar limits, and we expect to continue to face increased pricing pressure, both of which could further impact the number of procedures performed and our instruments and accessories revenue in China.
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

Procedures
We model patient value as equal to procedure efficacy / invasiveness. In this equation, procedure efficacy is defined as a measure of the success of the surgery in resolving the underlying disease, and invasiveness is defined as a measure of patient pain and disruption of regular activities. When the patient value of a robotic-assisted procedure is greater than that of alternative treatment options, patients may benefit from seeking out surgeons and hospitals that offer robotic-assisted medical procedures, which could potentially result in a local market share shift. Adoption of robotic-assisted procedures occurs procedure by procedure and market by market and is driven by the relative patient value and total treatment costs of robotic-assisted procedures as compared to alternative treatment options for the same disease state or condition.
We use the number and type of procedures as metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Management believes that the number and type of procedures provide meaningful supplemental information regarding our performance, as management believes procedure volume is an indicator of the rate of adoption of robotic-assisted medical procedures as well as an indicator of future revenue (including revenue from usage-based arrangements). Management believes that both it and investors benefit from referring to the number and type of procedures in assessing our performance and when planning, forecasting, and analyzing future periods. The number and type of procedures also facilitate management’s internal comparisons of our historical performance. We believe that the number and type of procedures are useful to investors as metrics, because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and (2) they are used by institutional investors and the analyst community to help them analyze the performance of our business. The vast majority of our installed systems are connected via the internet. System logs can also be accessed by field engineers for systems that are not connected to the internet. We utilize certain methods that rely on information collected from the installed systems for determining the number and type of procedures performed that involve estimates and judgments, which are, by their nature, subject to substantial uncertainties and assumptions. Estimates and judgments for determining the number and type of procedures may be impacted over time by various factors, including changes in treatment modalities, hospital and distributor reporting behavior, and system internet connectivity. Such estimates and judgments are also susceptible to algorithmic or other technical errors. In addition, the relationship between the number and type of procedures and our revenues may fluctuate from period to period, and procedure volume growth may not correspond to an increase in revenue. The number and type of procedures are not intended to be considered in isolation or as a substitute for, or superior to, revenue or other financial information prepared and presented in accordance with GAAP.
Our systems and instruments are regulated independently in various countries and regions of the world. The discussion of indications for use and representative or target procedures is intended solely to provide an understanding of the market for our products and is not intended to promote for sale or use any Intuitive product outside of its licensed or cleared labeling and indications for use.
Da Vinci Procedures
The adoption of robotic-assisted surgery using the da Vinci surgical system has the potential to grow for those procedures that offer greater patient value than to non-da Vinci alternatives and competitive total economics for healthcare providers. Our da Vinci surgical systems are used primarily in general, urologic, gynecologic, cardiothoracic, and head and neck surgeries. We focus our organization and investments on developing, marketing, and training products and services for procedures in which da Vinci can bring patient value relative to alternative treatment options and/or economic benefit to healthcare providers. Target procedures in general surgery include hernia repair (both ventral and inguinal), colorectal, cholecystectomy, and bariatric procedures. Target procedures in urology include prostatectomy and partial nephrectomy. Target procedures in gynecology include hysterectomy for both cancer and benign conditions and sacrocolpopexy. In cardiothoracic surgery, target procedures include lobectomy. In head and neck surgery, target procedures include transoral surgery. Not all indications, procedures, or products described may be available in a given country or region or on all generations of da Vinci surgical systems. Surgeons and their patients need to consult the product labeling in their specific country and for each product in order to determine the cleared uses, as well as important limitations, restrictions, or contraindications.
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

U.S. da Vinci Procedures
Overall U.S. procedure volume with da Vinci surgical systems grew to approximately 1,282,000 in 2022, compared to approximately 1,109,000 in 2021 and approximately 876,000 in 2020. General surgery was our largest and fastest growing U.S. specialty in 2022 with procedure volume that grew to approximately 720,000 in 2022, compared to approximately 588,000 in 2021 and approximately 434,000 in 2020. Gynecologic surgery was our second largest U.S. surgical specialty in 2022 with procedure volume that grew to approximately 341,000 in 2022, compared to approximately 316,000 in 2021 and approximately 267,000 in 2020. Urologic surgery was our third largest U.S. surgical specialty in 2022 with procedure volume that grew to approximately 162,000 in 2022, compared to approximately 153,000 in 2021 and approximately 134,000 in 2020.
OUS da Vinci Procedures
Overall OUS procedure volume with da Vinci surgical systems grew to approximately 593,000 in 2022, compared to approximately 485,000 in 2021 and approximately 367,000 in 2020. Urologic surgery was our largest OUS specialty in 2022 with procedure volume that grew to approximately 316,000 in 2022, compared to approximately 264,000 in 2021 and approximately 215,000 in 2020. General surgery was our second largest OUS specialty in 2022 with procedure volume that grew to approximately 133,000 in 2022, compared to approximately 101,000 in 2021 and approximately 68,000 in 2020. Gynecology procedures also contributed to OUS procedure growth.
Ion Procedures
The adoption of robotic-assisted bronchoscopy using the Ion system has the potential to grow if it can offer greater patient value than non-Ion alternatives and competitive total economics for healthcare providers.
In 2022, approximately 23,600 biopsy procedures were performed with Ion systems, compared to approximately 7,400 and 1,700 biopsy procedures performed with Ion systems in 2021 and 2020, respectively. The increase in our overall procedure volume in 2022 reflects a larger installed base of approximately 321 systems, an increase of 149% compared to the installed base of approximately 129 systems as of 2021. Currently, the vast majority of Ion biopsy procedures are performed in the U.S.

Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 22% for the three months ended June 30, 2023, compared to approximately 14% for the three months ended June 30, 2022. Total da Vinci procedures performed by our customers grew approximately 24% for the six months ended June 30, 2023, compared to approximately 16% for the six months ended June 30, 2022. The second quarter 2022 procedure results (and comparative second quarter 2021 procedure results) reflect disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The second quarter 2023 procedure growth was largely attributable to growth in U.S. general surgery, OUS urologic surgery, OUS general surgery, and U.S. gynecologic surgery.
U.S. Procedures. U.S. da Vinci procedures grew approximately 19% for the three months ended June 30, 2023, compared to approximately 11% for the three months ended June 30, 2022. U.S. da Vinci procedures grew approximately 22% for the six months ended June 30, 2023, compared to approximately 13% for the six months ended June 30, 2022. The second quarter 2022 procedure results (and comparative second quarter 2021 procedure results) reflect disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The second quarter 2023 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably cholecystectomy and hernia repair procedures. Growth in bariatric procedures slowed during the second quarter of 2023, as compared to the growth we have experienced in recent quarters. It is unclear whether the slowing growth is a temporary pause as patients evaluate new drug therapies or if growth in U.S. bariatric procedures will continue to slow in future periods. Growth in the more mature gynecologic procedure category was more moderate but continued to exceed our recent historical trends.
OUS Procedures. OUS da Vinci procedures grew approximately 28% for the three months ended June 30, 2023, compared to approximately 22% for the three months ended June 30, 2022. OUS da Vinci procedures grew approximately 28% for the six months ended June 30, 2023, compared to approximately 23% for the six months ended June 30, 2022. The second quarter 2022 procedure results (and comparative second quarter 2021 procedure results) reflect disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The second quarter 2023 OUS procedure growth was driven by continued growth in urologic procedures, including prostatectomies and partial nephrectomies, and earlier stage growth in general surgery (particularly colorectal), gynecologic, and thoracic procedures. The second quarter 2023 OUS procedure growth rate reflects continued da Vinci adoption in Asian and European markets. We saw strong procedure growth in China, Japan, Germany, and the UK during the second quarter of 2023. Our procedure growth in China was partially attributable to a recovery of impacted procedure volumes from COVID-19 during the first quarter of 2023 as well as the disruption caused by COVID-19 in the second quarter of 2022. We believe that growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures as well as increased surgeon training.
System Demand
We placed 331 da Vinci surgical systems in the second quarter of 2023, compared to 279 systems in the second quarter of 2022. The increase in system placements reflects an increase in demand for additional capacity by our customers as a result of procedure growth, which offset the impacts of a smaller number of third generation da Vinci systems available for trade-in and the macroeconomic challenges impacting our customers. We continue to see our customers challenged by staffing shortages, inflation, debt servicing costs, and other financial pressures, particularly in the U.S. As a result, we expect our customers to continue to be cautious in their overall capital spending.
We expect that future placements of da Vinci surgical systems will be impacted by a number of factors: supply chain risks; economic and geopolitical factors; inflationary pressures; rising interest rates; hospital staffing shortages; the impact of the current COVID-19 pandemic, as noted in the COVID-19 Pandemic section above; the hospital response to the evolving healthcare environment; procedure growth rates; hospital consolidation trends; evolving system utilization and point of care dynamics; capital replacement trends, including a declining number of older generation systems available for trade-in transactions; additional reimbursements in various global markets, such as in Japan; the timing around governmental tenders and authorizations, such as in China; the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci Xi, X, and SP surgical systems and related instruments; and the market response. Market acceptance of our da Vinci SP surgical system and the nature and timing of additional da Vinci SP regulatory indications may also impact future system placements.
Demand may also be impacted by competition, including from companies that have introduced products in the field of robotic-assisted medical procedures or have made explicit statements about their efforts to enter the field including, but not limited to, the following companies: Asensus Surgical, Inc.; avateramedical GmbH; Beijing Surgerii Robotics Company Limited; CMR Surgical Ltd.; Johnson & Johnson; Medicaroid Corporation; Medtronic plc; meerecompany Inc.; Noah Medical;

Shandong Weigao Group Medical Polymer Company Ltd.; Shanghai Microport Medbot (Group) Co., Ltd.; and Shenzhen Edge Medical Co., Ltd.
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

Second Quarter 2023 Operational and Financial Highlights
•Total revenue increased by 15% to $1.76 billion for the three months ended June 30, 2023, compared to $1.52 billion for the three months ended June 30, 2022.
•Approximately 567,000 da Vinci procedures were performed during the three months ended June 30, 2023, an increase of 22% compared to approximately 465,000 da Vinci procedures for the three months ended June 30, 2022.
•Approximately 12,700 Ion procedures were performed during the three months ended June 30, 2023, an increase of 145% compared to approximately 5,200 Ion procedures for the three months ended June 30, 2022.
•Instruments and accessories revenue increased by 20% to $1.08 billion for the three months ended June 30, 2023, compared to $0.90 billion for the three months ended June 30, 2022.
•Systems revenue increased by 5% to $393 million for the three months ended June 30, 2023, compared to $375 million during the three months ended June 30, 2022.
•During the three months ended June 30, 2023, we placed 331 da Vinci surgical systems compared to 279 systems during the three months ended June 30, 2022.
•As of June 30, 2023, we had a da Vinci surgical system installed base of approximately 8,042 systems, an increase of 13% compared to the installed base of approximately 7,135 systems as of June 30, 2022.
•Utilization of da Vinci surgical systems, measured in terms of procedures per system per year, increased 9% relative to the second quarter of 2022.
•During the three months ended June 30, 2023, we placed 59 Ion systems, including our first placement in the UK, an increase of 44% compared to 41 systems during the three months ended June 30, 2022.
•As of June 30, 2023, we had an Ion system installed base of approximately 435 systems, an increase of 113% compared to the installed base of approximately 204 systems as of June 30, 2022.
•Gross profit as a percentage of revenue was 66.7% for the three months ended June 30, 2023, compared to 67.2% for the three months ended June 30, 2022.
•Operating income increased by 16% to $463 million for the three months ended June 30, 2023, compared to $398 million during the three months ended June 30, 2022. Operating income included $148 million and $127 million of share-based compensation expense related to employee stock plans and $6.5 million and $8.0 million of intangible asset-related charges for the three months ended June 30, 2023, and 2022, respectively.
•As of June 30, 2023, we had $7.13 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $0.39 billion, compared to $6.74 billion as of December 31, 2022, primarily as a result of cash provided by operating activities, proceeds from stock option exercises and employee stock purchases, and unrealized gains on interest bearing debt securities classified as available for sale, partially offset by cash used in capital expenditures, share repurchases of $0.35 billion, and taxes paid related to net share settlements of equity awards.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	% of Total Revenue	2022	% of Total Revenue	2023	% of Total Revenue	2022	% of Total Revenue
Revenue:
Product	$1,468.6	84%	$1,270.4	83%	$2,881.6	83%	$2,508.8	83%
Service	287.3	16%	251.7	17%	570.5	17%	501.0	17%
Total revenue	1,755.9	100%	1,522.1	100%	3,452.1	100%	3,009.8	100%
Cost of revenue:
Product	498.0	28%	421.0	27%	991.0	29%	818.3	27%
Service	86.0	5%	77.8	6%	176.2	5%	158.5	5%
Total cost of revenue	584.0	33%	498.8	33%	1,167.2	34%	976.8	32%
Product gross profit	970.6	56%	849.4	56%	1,890.6	54%	1,690.5	56%
Service gross profit	201.3	11%	173.9	11%	394.3	12%	342.5	12%
Gross profit	1,171.9	67%	1,023.3	67%	2,284.9	66%	2,033.0	68%
Operating expenses:
Selling, general and administrative	464.3	26%	418.4	27%	944.8	27%	809.5	27%
Research and development	244.4	14%	207.3	14%	489.3	14%	417.8	14%
Total operating expenses	708.7	40%	625.7	41%	1,434.1	41%	1,227.3	41%
Income from operations	463.2	27%	397.6	26%	850.8	25%	805.7	27%
Interest and other income, net	36.0	1%	9.3	1%	70.2	2%	3.6	—%
Income before taxes	499.2	28%	406.9	27%	921.0	27%	809.3	27%
Income tax expense	73.2	4%	93.3	6%	134.2	4%	126.3	4%
Net income	426.0	24%	313.6	21%	786.8	23%	683.0	23%
Less: net income attributable to noncontrolling interest in joint venture	5.2	—%	5.8	1%	10.7	1%	9.6	1%
Net income attributable to Intuitive Surgical, Inc.	$420.8	24%	$307.8	20%	$776.1	22%	$673.4	22%
Total Revenue
Total revenue increased by 15% to $1.76 billion for the three months ended June 30, 2023, compared to $1.52 billion for the three months ended June 30, 2022, resulting from 20% higher instruments and accessories revenue, driven by approximately 22% higher da Vinci procedure volume, partially offset by customer buying patterns, 14% higher service revenue, and 5% higher systems revenue, driven by more system placements (partially offset by a higher proportion of da Vinci system placements under operating leases) and higher operating lease revenue, partially offset by lower sales-type lease revenue and lower second quarter 2023 ASPs.
Total revenue increased by 15% to $3.45 billion for the six months ended June 30, 2023, compared to $3.01 billion for the six months ended June 30, 2022, resulting from 21% higher instruments and accessories revenue, driven by approximately 24% higher da Vinci procedure volume, partially offset by customer buying patterns and foreign currency impacts, 14% higher service revenue, and 2% higher systems revenue, driven by higher operating lease revenue and more system placements (partially offset by a higher proportion of da Vinci system placements under operating leases), partially offset by lower sales-type lease revenue and lower year-to-date 2023 ASPs.

Revenue denominated in foreign currencies as a percentage of total revenue was approximately 25% in both the three and six months ended June 30, 2023, and 22% and 24% for the three and six months ended 2022, respectively. We generally sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations, as determined by comparing current period revenue in USD to current period revenue in local currency using the same foreign exchange rates as the prior year same period, net of the impacts from foreign currency hedging, had an unfavorable impact on OUS total revenue of $12 million and $46 million for the three and six months ended June 30, 2023, respectively. Foreign currency rate fluctuations, net of the impacts from foreign currency hedging, had an unfavorable impact on OUS total revenue of $35 million and $53 million for the three and six months ended June 30, 2022, respectively.
Revenue generated in the U.S. accounted for 65% of total revenue in both the three and six months ended June 30, 2023, and 66% of total revenue in both the three and six months ended June 30, 2022. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.

The following table summarizes our revenue and system unit placements for the three and six months ended June 30, 2023, and 2022, respectively (in millions, except percentages and unit placements):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Instruments and accessories	$1,075.9	$895.3	$2,061.5	$1,705.6
Systems	392.7	375.1	820.1	803.2
Total product revenue	1,468.6	1,270.4	2,881.6	2,508.8
Services	287.3	251.7	570.5	501.0
Total revenue	$1,755.9	$1,522.1	$3,452.1	$3,009.8

U.S.	$1,142.5	$1,011.1	$2,252.4	$1,975.9
OUS	613.4	511.0	1,199.7	1,033.9
Total revenue	$1,755.9	$1,522.1	$3,452.1	$3,009.8
% of Revenue – U.S.	65%	66%	65%	66%
% of Revenue – OUS	35%	34%	35%	34%

Instruments and accessories	$1,075.9	$895.3	$2,061.5	$1,705.6
Services	287.3	251.7	570.5	501.0
Operating lease revenue	122.7	93.0	234.7	176.2
Total recurring revenue	$1,485.9	$1,240.0	$2,866.7	$2,382.8
% of Total revenue	85%	81%	83%	79%

Da Vinci Surgical System Placements by Region
U.S. unit placements	157	150	298	336
OUS unit placements	174	129	345	254
Total unit placements*	331	279	643	590
*Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	73	67	142	133
*Systems placed under usage-based operating lease arrangements (included in total unit placements)	91	50	153	92

Da Vinci Surgical System Placements involving System Trade-ins
Unit placements involving trade-ins	60	56	127	164
Unit placements not involving trade-ins	271	223	516	426

Ion System Placements**	59	41	114	75
**Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	17	19	32	31
**Systems placed under usage-based operating lease arrangements (included in total unit placements)	13	6	29	9
Product Revenue
Three Months Ended June 30, 2023
Product revenue increased by 16% to $1.47 billion for the three months ended June 30, 2023, compared to $1.27 billion for the three months ended June 30, 2022.
Instruments and accessories revenue increased by 20% to $1.08 billion for the three months ended June 30, 2023, compared to $0.90 billion for the three months ended June 30, 2022. The increase in instruments and accessories revenue was driven primarily by da Vinci procedure growth of approximately 22%, partially offset by customer buying patterns. The second quarter 2023 U.S. da Vinci procedure growth was approximately 19%, driven by growth in general surgery procedures, most notably cholecystectomy and hernia repair procedures, as well as moderate growth in the more mature gynecologic procedure category. The second quarter 2023 OUS da Vinci procedure growth was approximately 28%, driven by continued growth in urologic procedures, including prostatectomies and partial nephrectomies, and earlier stage growth in general surgery (particularly colorectal), gynecologic, and thoracic procedures. The OUS growth rate was impacted by the disruption caused by the COVID-19 pandemic in the three months ended June 30, 2022, as noted in the COVID-19 Pandemic section above. Geographically, the second quarter 2023 OUS da Vinci procedure growth was driven by procedure expansion in a number of markets with particular strength in China, Japan, Germany, and the UK.
Systems revenue was $393 million for the three months ended June 30, 2023, compared to $375 million for the three months ended June 30, 2022. The higher second quarter 2023 systems revenue was primarily driven by more system placements (partially offset by a higher proportion of da Vinci system placements under operating leases) and higher operating lease revenue, partially offset by lower sales-type lease revenue, lower second quarter 2023 ASPs, and lower lease buyout revenue.
During the second quarter of 2023, 331 da Vinci surgical systems were placed compared to 279 systems during the second quarter of 2022. By geography, 157 systems were placed in the U.S., 76 in Europe, 67 in Asia, and 31 in other markets during the second quarter of 2023, compared to 150 systems placed in the U.S., 78 in Europe, 46 in Asia, and 5 in other markets during the second quarter of 2022. The increase in system placements was primarily driven by the demand for additional capacity by our customers due to the procedure growth, offset by a smaller number of third generation da Vinci systems available for trade-in along with the macroeconomic challenges impacting our U.S. customers. The incremental system placements reflect continued procedure growth and further customer validation that robotic-assisted surgery addresses their quadruple aim objectives. As of June 30, 2023, we had a da Vinci surgical system installed base of approximately 8,042 systems, compared to an installed base of approximately 7,135 systems as of June 30, 2022.
The following table summarizes our da Vinci system placements and systems installed at customers under leasing arrangements for three months ended June 30, 2023, and 2022:

	Three Months Ended June 30,
	2023	2022
Da Vinci System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	73	67
Usage-based operating lease arrangements	91	50
Total da Vinci system placements under operating lease arrangements	164	117
% of Total da Vinci system placements	50%	42%
Sales-type lease arrangements	6	35
Total da Vinci system placements under leasing arrangements	170	152

Da Vinci System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	1,108	930
Usage-based operating lease arrangements	817	539
Total da Vinci system installed base under operating leasing arrangements	1,925	1,469
Operating lease revenue, including the contribution from Ion systems, was $123 million for the three months ended June 30, 2023, compared to $93 million for the three months ended June 30, 2022. Revenue from Lease Buyouts was $12.4 million for the three months ended June 30, 2023, compared to $22.5 million for the three months ended June 30, 2022. We expect revenue from Lease Buyouts to fluctuate from period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci surgical system ASP, excluding systems placed under operating lease or usage-based arrangements and Ion systems, was approximately $1.39 million for the three months ended June 30, 2023, compared to approximately $1.50 million for the three months ended June 30, 2022. The lower second quarter 2023 ASP was largely driven by an unfavorable product mix, foreign currency impacts, and higher pricing discounts. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
During the second quarter of 2023, 59 Ion systems were placed, including our first placement in the UK, compared to 41 systems during the second quarter of 2022. As of June 30, 2023, we had an Ion system installed base of approximately 435 systems, compared to an installed base of approximately 204 systems as of June 30, 2022.

The following table summarizes our Ion system placements and systems installed at customers under leasing arrangements for three months ended June 30, 2023, and 2022:

	Three Months Ended June 30,
	2023	2022
Ion System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	17	19
Usage-based operating lease arrangements	13	6
Total Ion system placements under operating lease arrangements	30	25
% of Total Ion system placements	51%	61%
Sales-type leases	2	1
Total Ion system placements under leasing arrangements	32	26

Ion System Installed Base under Operating Leasing Arrangements
Total Ion system installed base under operating leasing arrangements	175	90
Six Months Ended June 30, 2023
Product revenue increased by 15% to $2.88 billion for the six months ended June 30, 2023, compared to $2.51 billion for the six months ended June 30, 2022.
Instruments and accessories revenue increased by 21% to $2.06 billion for the six months ended June 30, 2023, compared to $1.71 billion for the six months ended June 30, 2022. The increase in instruments and accessories revenue was primarily driven by da Vinci procedure growth of approximately 24%, partially offset by customer buying patterns and foreign currency impacts in the six months ended June 30, 2023. The year-to-date 2023 U.S. da Vinci procedure growth was approximately 22%, driven by strong growth in general surgery procedures, most notably hernia repair, cholecystectomy, and bariatric procedures, as well as moderate growth in the more mature gynecologic procedure category. The year-to-date 2023 OUS da Vinci procedure growth was approximately 28%, driven by continued growth in urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and earlier stage growth in general surgery (particularly colorectal), gynecologic, and thoracic procedures. Both growth rates were impacted by the disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. Geographically, the year-to-date 2023 OUS da Vinci procedure growth was driven by procedure expansion in a number of markets with particular strength in Japan, Germany, China, and the UK.
Systems revenue increased by 2% to $820 million for the six months ended June 30, 2023, compared to $803 million for the six months ended June 30, 2022. The increase in systems revenue was primarily driven by higher operating lease revenue and more systems placements (partially offset by a higher proportion of da Vinci system placements under operating leases), partially offset by lower sales-type lease revenue, lower year-to-date 2023 ASPs, and foreign currency impacts.
During the six months ended June 30, 2023, a total of 643 da Vinci surgical systems were placed compared to 590 systems during the six months ended June 30, 2022. By geography, 298 systems were placed in the U.S., 177 in Europe, 123 in Asia, and 45 in other markets during the six months ended June 30, 2023, compared to 336 systems placed in the U.S., 156 in Europe, 88 in Asia, and 10 in other markets during the six months ended June 30, 2022. The increase in system placements was primarily driven by the demand for additional capacity by our customers due to the procedure growth, offset by a smaller number of third generation da Vinci systems available for trade-in along with the macroeconomic challenges impacting our U.S. customers.

The following table summarizes our da Vinci system placements under leasing arrangements for six months ended June 30, 2023, and 2022:

	Six Months Ended June 30,
	2023	2022
Da Vinci System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	142	133
Usage-based operating lease arrangements	153	92
Total da Vinci system placements under operating lease arrangements	295	225
% of Total da Vinci system placements	46%	38%
Sales-type lease arrangements	20	55
Total da Vinci system placements under leasing arrangements	315	280
Operating lease revenue, including the impact of Ion systems, was $235 million for the six months ended June 30, 2023, compared to $176 million for the six months ended June 30, 2022. Revenue from Lease Buyouts was $36.3 million for the six months ended June 30, 2023, compared to $38.0 million for the six months ended June 30, 2022. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci surgical system ASP, excluding the impact of systems placed under operating lease or usage-based arrangements and Ion systems, was approximately $1.43 million for the six months ended June 30, 2023, compared to approximately $1.53 million for the six months ended June 30, 2022. The lower year-to-date 2023 ASP was largely driven by an unfavorable product mix, higher pricing discounts, and foreign currency impacts, partially offset by fewer trade-ins. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
The following table summarizes our Ion system placements under leasing arrangements for six months ended June 30, 2023, and 2022:

	Six Months Ended June 30,
	2023	2022
Ion System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	32	31
Usage-based operating lease arrangements	29	9
Total Ion system placements under operating lease arrangements	61	40
% of Total Ion system placements	54%	53%
Sales-type lease arrangements	5	5
Total Ion system placements under leasing arrangements	66	45
Service Revenue
Service revenue increased by 14% to $287 million for the three months ended June 30, 2023, compared to $252 million for the three months ended June 30, 2022. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue.
Service revenue increased by 14% to $571 million for the six months ended June 30, 2023, compared to $501 million for the six months ended June 30, 2022. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue, partially offset by foreign currency impacts.
Gross Profit
Product gross profit for the three months ended June 30, 2023, increased by 14% to $971 million, representing 66.1% of product revenue, compared to $849 million, representing 66.9% of product revenue, for the three months ended June 30, 2022. The higher product gross profit for the three months ended June 30, 2023, was primarily driven by higher product revenue, partially offset by lower product gross profit margin. The lower product gross profit margin for the three months ended June 30, 2023, was primarily driven by lower second quarter 2023 system ASPs and unfavorable product mix, in addition to higher component costs.

Product gross profit for the six months ended June 30, 2023, increased by 12% to $1.89 billion, representing 65.6% of product revenue, compared to $1.69 billion, representing 67.4% of product revenue, for the six months ended June 30, 2022. The higher product gross profit for the six months ended June 30, 2023, was primarily driven by higher product revenue, partially offset by lower product gross profit margin. The lower product gross profit margin for the six months ended June 30, 2023, was primarily driven by higher scrap costs and increased inventory reserves, as well as lower year-to-date 2023 system ASPs, unfavorable products mix, and higher component costs.
Product gross profit for the three and six months ended June 30, 2023, included share-based compensation expense of $20.9 million and $37.7 million, respectively, compared with $20.3 million and $39.0 million for the three and six months ended June 30, 2022, respectively. Product gross profit for the three and six months ended June 30, 2023, included intangible assets amortization expense of $3.3 million and $6.5 million, respectively, compared with $3.7 million and $7.3 million for the three and six months ended June 30, 2022, respectively.
Service gross profit for the three months ended June 30, 2023, increased by 16% to $201 million, representing 70.1% of service revenue, compared to $174 million, representing 69.1% of service revenue, for the three months ended June 30, 2022. The higher service gross profit for the three months ended June 30, 2023, was primarily driven by higher service revenue, reflecting a larger installed base of systems, and higher service gross profit margin. The higher service gross profit margin for the three months ended June 30, 2023, was primarily driven by favorable impacts from leveraging volume of repairs, in addition to improved operational efficiency.
Service gross profit for the six months ended June 30, 2023, increased by 15% to $394 million, representing 69.1% of service revenue, compared to $343 million, representing 68.4% of service revenue, for the six months ended June 30, 2022. The higher service gross profit for the six months ended June 30, 2023, was primarily driven by higher service revenue, reflecting a larger installed base of systems. The higher service gross profit margin for the six months ended June 30, 2023, was primarily driven by favorable impacts from leveraging volume of repairs, in addition to improved operational efficiency.
Service gross profit for the three and six months ended June 30, 2023, included share-based compensation expense of $7.0 million and $14.0 million, respectively, compared with $5.8 million and $11.4 million for the three and six months ended June 30, 2022, respectively. Service gross profit for the three and six months ended June 30, 2023, included intangible assets amortization expense of $0.2 million and $0.4 million, respectively, compared with $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, trade show expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended June 30, 2023, increased by 11% to $464 million, compared to $418 million for the three months ended June 30, 2022. The increase in selling, general and administrative expenses for the three months ended June 30, 2023, was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense as well as higher variable compensation, partially offset by lower legal costs. In addition, there were higher marketing, training, and travel expenses for the three months ended June 30, 2023, as compared with the prior year.
Selling, general and administrative expenses for the six months ended June 30, 2023, increased by 17% to $945 million, compared to $810 million for the six months ended June 30, 2022. The increase in selling, general and administrative expenses for the six months ended June 30, 2023, was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense as well as higher variable compensation. In addition, there were higher travel, marketing, and training expenses for the three and six months ended June 30, 2023, as compared with the prior year.
Selling, general and administrative expenses for the three and six months ended June 30, 2023, included share-based compensation expense of $68.0 million and $134.7 million, respectively, compared with $62.7 million and $123.0 million for the three and six months ended June 30, 2022, respectively. Selling, general and administrative expenses for the three and six months ended June 30, 2023, included intangible assets amortization expense of $0.8 million and $1.7 million, respectively, compared with $1.6 million and $3.2 million for the three and six months ended June 30, 2022, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products.
Research and development expenses for the three months ended June 30, 2023, increased by 18% to $244 million, compared to $207 million for the three months ended June 30, 2022. The increase in research and development expenses for the three months ended June 30, 2023, was primarily driven by higher personnel-related expenses, including share-based compensation expense, and other project costs incurred to support a broader set of product development initiatives, including future generations of robotics, Ion and SP platform investments, and digital investments.
Research and development expenses for the six months ended June 30, 2023, increased by 17% to $489 million, compared to $418 million for the six months ended June 30, 2022. The increase in research and development expenses for the six months ended June 30, 2023, was primarily driven by higher personnel-related expenses, including share-based compensation expense, and other project costs incurred to support a broader set of product development initiatives, including future generations of robotics, Ion and SP platform investments, and digital investments, partially offset by lower intangible asset-related charges.
Research and development expenses for the three and six months ended June 30, 2023, included share-based compensation expense of $52.3 million and $102.4 million, respectively, compared with $38.5 million and $75.3 million for the three and six months ended June 30, 2022, respectively. Research and development expenses for the three and six months ended June 30, 2023, included intangible asset charges of $2.2 million and $2.9 million, respectively, compared with $2.5 million and $11.0 million for the three and six months ended June 30, 2022, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest And Other Income, Net
Interest and other income, net, for the three months ended June 30, 2023, and 2022, increased by 287% to $36.0 million, compared to $9.3 million for the three months ended June 30, 2022. The increase in interest and other income, net, for the three months ended June 30, 2023, was primarily driven by higher interest income earned, despite lower cash and investment balances, due to an increase in average interest rates, and lower foreign exchange losses, partially offset by higher unrealized losses on investments resulting from strategic arrangements.
Interest and other income, net, for the six months ended June 30, 2023, increased by 1,850% to $70.2 million, compared to $3.6 million for six months ended June 30, 2022. The increase in interest and other income, net, for the six months ended June 30, 2023, was primarily driven by higher interest income earned, despite lower cash and investment balances, due to an increase in average interest rates, lower unrealized losses on investments resulting from strategic arrangements, and foreign exchange gains (compared to foreign exchange losses in the three months ended June 30, 2022).
Income Tax Expense
Income tax expense for the three months ended June 30, 2023, was $73.2 million, or 14.7% of income before taxes, compared to $93.3 million, or 22.9% of income before taxes, for the three months ended June 30, 2022. Income tax expense for the six months ended June 30, 2023, was $134.2 million, or 14.6% of income before taxes, compared to $126.3 million, or 15.6% of income before taxes, for the six months ended June 30, 2022.
Our effective tax rate for the three months ended June 30, 2023, differed from the U.S. federal statutory rate of 21% primarily due to the tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of federal benefit).
Our effective tax rate for the three months ended June 30, 2022, differed from the U.S. federal statutory rate of 21% primarily due to U.S. tax on foreign earnings and state income taxes (net of federal benefit), partially offset by the tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development credit benefit.
Our lower effective tax rate for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, was primarily due to higher excess tax benefits, as discussed below, and a more favorable jurisdictional earnings mix.
Our provision for income taxes for the three months ended June 30, 2023, and 2022, included excess tax benefits associated with employee equity plans of $41.7 million and $9.3 million, respectively, which reduced our effective tax rate by 8.4 and 2.3 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under GAAP, which results in increased income tax expense volatility.
Our effective tax rates for both the six months ended June 30, 2023, and 2022, differed from the U.S. federal statutory rate of 21% primarily due to the tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of federal benefit).

Our lower effective tax rate for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to a more favorable jurisdictional earnings mix.
Our provision for income taxes for the six months ended June 30, 2023, and 2022, included excess tax benefits associated with employee equity plans of $64.2 million and $62.3 million, respectively, which reduced our effective tax rate by 7.0 and 7.7 percentage points, respectively.
On August 16, 2022, the Inflation Reduction Act was enacted in the U.S. and introduced a 15% alternative minimum tax based on the financial statement income of the CAMT, effective January 1, 2023. There is no impact on our provision for income taxes from the CAMT for the three and six months ended June 30, 2023.
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
Net Income Attributable to Noncontrolling Interest in Joint Venture
Net income attributable to noncontrolling interest in Joint Venture for the three months ended June 30, 2023, and 2022, was $5.2 million and $5.8 million, respectively.
Net income attributable to noncontrolling interest in Joint Venture for the six months ended June 30, 2023, and 2022, was $10.7 million and $9.6 million, respectively.
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
Our principal source of liquidity is cash provided by operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased by $0.39 billion to $7.13 billion as of June 30, 2023, from $6.74 billion as of December 31, 2022, primarily as a result of cash provided by operating activities, proceeds from stock option exercises and employee stock purchases, and unrealized gains on interest bearing debt securities classified as available for sale, partially offset by cash used in capital expenditures, share repurchases of $0.35 billion, and taxes paid related to net share settlements of equity awards.
Our cash requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to continue to devote substantial resources to expand procedure adoption and acceptance of our products. We have made substantial investments in our commercial operations, product development activities, facilities, and intellectual property. Based on our business model, we anticipate that we will continue to be able to fund future growth through cash provided by our operations. We believe that our current cash, cash equivalents, and investment balances, together with income to be derived from our business, will be sufficient to meet our liquidity requirements for the foreseeable future. However, we may experience reduced cash flow from operations as a result of the risk of a recession along with other macroeconomic and geopolitical headwinds.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2022, for discussion on the impact of interest rate risk and market risk on our investment portfolio.

Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the six months ended June 30, 2023, and 2022 (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$1,037.1	$669.7
Investing activities	1,130.7	251.5
Financing activities	(317.9)	(682.0)
Effect of exchange rates on cash, cash equivalents, and restricted cash	7.0	6.0
Net increase in cash, cash equivalents, and restricted cash	$1,856.9	$245.2
Operating Activities
For the six months ended June 30, 2023, net cash provided by operating activities of $1.04 billion exceeded our net income of $0.79 billion, primarily due to the following factors:
1.Our net income included non-cash charges of $488 million, consisting primarily of the following significant items: share-based compensation of $286 million; and depreciation expense and losses on the disposal of property, plant, and equipment of $180 million.
2.The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $238 million of cash used in operating activities during the six months ended June 30, 2023. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $289 million, primarily to address the growth in the business as well as to mitigate risks of disruption that could arise from global supply chain shortages. Refer to Note 4 to the Financial Statements for further details in the supplemental cash flow information. Accrued compensation and employee benefits decreased by $55 million, primarily due to payments of 2022 incentive compensation. The unfavorable impact of these items on cash provided by operating activities was partially offset by a $39 million decrease in accounts receivable, primarily due to timing of billing and collections, a $37 million increase in accounts payable, primarily due to the timing of billing and payments, and a $32 million increase in other accrued liabilities, primarily due to an increase in income taxes payable from the timing of income tax payments as a result of tax relief availed to federally declared disaster areas, partially offset by payments of litigation-related fees.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2023, consisted primarily of proceeds from maturities and sales of investments, net of purchases, of $1.51 billion, partially offset by $372 million paid for the acquisition of property, plant, and equipment. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023, consisted primarily of cash used in the repurchase of approximately 1.5 million shares of our common stock for $350 million and taxes paid on behalf of employees related to net share settlements of equity awards of $141 million, partially offset by proceeds from stock option exercises and employee stock purchases of $175 million.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended June 30, 2023, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
RISKS RELATING TO OUR BUSINESS
MACROECONOMIC CONDITIONS COULD HAVE A MATERIALLY ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
Macroeconomic conditions, such as high inflation, changes to monetary policy, high interest rates, volatile currency exchange rates, credit and sovereign debt concerns in certain European countries, concerns about slowed growth in China and other OUS markets, decreasing consumer confidence and spending, including capital spending, concerns about the stability and liquidity of certain financial institutions, and global or local recessions can adversely impact demand for our products, which could negatively impact our business, financial condition, or results of operations. Recent macroeconomic conditions have been adversely impacted by political instability and military hostilities in multiple geographies (including the conflict between Ukraine and Russia), monetary and financial uncertainties, and the ongoing COVID-19 pandemic. The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have, and may continue to, result in higher inflation in the U.S. and globally, which is likely, in turn, to lead to an increase in costs and may cause changes in fiscal and monetary policy, including additional increased interest rates. Other adverse impacts of recent macroeconomic conditions have been, and may continue to be, supply chain constraints, logistics challenges, liquidity concerns in the broader financial services industry, and fluctuations in labor availability.
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
Furthermore, hospitals and distributors may choose to postpone or reduce spending due to financial difficulties or difficulties in obtaining credit to finance purchases of our products due to increased interest rates and restraints on credit. Hospitals and distributors may also be adversely affected by the liquidity concerns in the broader financial services industry, as described above, that could result in delayed access or loss of access to uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. Hospitals, in particular, are experiencing and may continue to experience financial and operational pressures as a result of staffing shortages, the supply chain environment, and high inflation, which could impact their ability to access capital markets and other funding sources, increase the cost of funding, or impede their ability to comply with debt covenants, all of which could impede their ability to provide patient care, defer elective surgeries, and impact their profitability. To the extent that hospitals face financial pressures, delayed access or loss of access to uninsured deposits, delayed access or loss of ability to draw on existing credit facilities, reductions in government spending, or higher interest rates, hospitals’ ability or willingness to spend on capital equipment may be adversely impacted, all of which could have a material adverse effect on our business, financial condition, or results of operations.
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
Also, we have, and may continue to, experience supply chain constraints due to the current supply chain environment, including difficulties obtaining a sufficient supply of component materials used in our products. If interest rates continue to rise, access to credit may become more difficult, which may result in the insolvency of key suppliers, including single-source suppliers, which would exacerbate supply chain challenges. Such supply chain constraints could cause us to fail to meet product demand, which could result in deferred or canceled procedures.
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
In addition, our ability to meet customers’ demands depends, in part, on our ability to timely obtain an adequate delivery of quality materials, parts, and components from our suppliers. An information technology systems interruption, including cyberattacks, could adversely affect the ordering, distribution, and manufacturing processes of our suppliers. Difficulties remain in obtaining a sufficient supply of semiconductor and other component materials, and we expect such difficulties to persist in the foreseeable future. Prices of such materials have also increased, and global supply has become constrained due to the increased demand for materials, including semiconductors, to support expansion of server and cloud networks as a greater proportion of the global population worked remotely, the introduction of 5G, and the continued electrification of vehicles. We engage in activities to seek to mitigate such supply disruptions by, for example, increasing our communications with our suppliers and modifying our purchase order coverage and inventory levels. Such global shortages in important components have resulted in, and will continue to cause, inflationary pressure in our supply chain, which would impact our profits and profit margin. If shortages and price increases in important supply-chain materials in the semiconductor or other markets continue, we could also fail to meet product demand, which would adversely impact our business, financial condition, or results of operations.
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
We are unable to predict what changes to the tax laws of the U.S. and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (“BEPS”) project undertaken by the Organization for Economic Co-operation and Development (“OECD”). The OECD proposed changes to long-standing tax principles and continues to develop new proposals, including allocating greater taxing rights to countries where customers are located and establishing a global minimum tax rate of at least 15%. These changes, if adopted by countries, may increase tax uncertainty and adversely affect our provision for income taxes. Any significant increase in our future effective tax rate could have a material adverse impact on our business, financial condition, or results of operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended June 30, 2023:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
April 1 to April 30, 2023	—	$—	—	$1.1	billion
May 1 to May 31, 2023	—	$—	—	$1.1	billion
June 1 to June 30, 2023	—	$—	—	$1.1	billion
Total during quarter ended June 30, 2023	—	$—	—
(1) Since March 2009, we have had an active stock Repurchase Program. As of June 30, 2023, our Board had authorized an aggregate amount of up to $10.0 billion for stock repurchases, of which the most recent authorization occurred in July 2022, when our Board increased the authorized amount available under our stock Repurchase Program to $3.5 billion. The remaining $1.1 billion represents the amount available to repurchase shares under the authorized stock Repurchase Program as of June 30, 2023. The authorized stock Repurchase Program does not have an expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Plans
On April 28, 2023, Gary S. Guthart, Ph.D., the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Guthart’s trading plan provides for (i) the potential exercises of vested stock options to purchase up to 135,000 shares of the Company’s common stock, (ii) the potential sales of shares of the Company’s common stock received upon such exercises to cover exercise costs, estimated tax withholding amounts, and customary brokerage fees as well as potential additional sales of such shares, (iii) the potential donation of 16,000 shares of the Company’s common stock from a trust in which Dr. Guthart is a trustee, and (iv) the potential sales of up to 14,880 shares of the Company’s common stock held by trusts in which the beneficiaries are children of Dr. Guthart, until April 29, 2024. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company’s policies regarding transactions in the Company’s securities.
On May 1, 2023, Amal M. Johnson, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Ms. Johnson’s trading plan provides for the potential exercise and sale of up to 16,263 shares of the Company’s common stock subject to an option until May 1, 2024. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.
On May 3, 2023, Jamie E. Samath, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading plan. Mr. Samath’s trading plan provides for the potential sale of up to 19,887 shares of the Company’s common stock, including the potential exercise and sale of up to 13,870 shares of the Company’s common stock subject to stock options, until May 3, 2024. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.
On May 8, 2023, Alan J. Levy, Ph.D., a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Mr. Levy’s trading plan provides for the potential exercise and sale of up to 8,000 shares of the Company’s common stock subject to stock options until May 8, 2024. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.
On June 15, 2023, Amy L. Ladd, M.D., a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Ms. Ladd’s trading plan provides for the potential sale of up to 500 shares of the Company’s common stock until June 14, 2024. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.

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
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

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
Date: July 21, 2023