Form 10-Q
period 2023-09-30
INTUITIVE SURGICAL INC
filed 2023-10-20
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 352,071,592 shares of Common Stock, $0.001 par value per share, outstanding as of October 16, 2023.

INTUITIVE SURGICAL, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,602.0	$1,581.2
Short-term investments	2,873.7	2,536.7
Accounts receivable, net	962.7	942.1
Inventory	1,147.5	893.2
Prepaids and other current assets	317.0	299.8
Total current assets	8,902.9	6,253.0
Property, plant, and equipment, net	3,077.0	2,374.2
Long-term investments	1,044.9	2,623.6
Deferred tax assets	701.4	664.6
Intangible and other assets, net	638.4	710.1
Goodwill	348.1	348.5
Total assets	$14,712.7	$12,974.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196.2	$147.0
Accrued compensation and employee benefits	374.8	401.6
Deferred revenue	394.8	397.3
Other accrued liabilities	710.6	476.2
Total current liabilities	1,676.4	1,422.1
Other long-term liabilities	412.8	439.3
Total liabilities	2,089.2	1,861.4
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; zero shares issued and outstanding as of September 30, 2023, and December 31, 2022	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 352.0 shares and 350.0 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	0.4	0.4
Additional paid-in capital	8,385.9	7,703.9
Retained earnings	4,209.2	3,500.1
Accumulated other comprehensive loss	(56.5)	(162.5)
Total Intuitive Surgical, Inc. stockholders’ equity	12,539.0	11,041.9
Noncontrolling interest in joint venture	84.5	70.7
Total stockholders’ equity	12,623.5	11,112.6
Total liabilities and stockholders’ equity	$14,712.7	$12,974.0
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions (except per share amounts)	2023	2022	2023	2022
Revenue:
Product	$1,450.8	$1,297.5	$4,332.4	$3,806.3
Service	292.9	259.9	863.4	760.9
Total revenue	1,743.7	1,557.4	5,195.8	4,567.2
Cost of revenue:
Product	489.5	421.6	1,480.5	1,239.9
Service	87.0	83.7	263.2	242.2
Total cost of revenue	576.5	505.3	1,743.7	1,482.1
Gross profit	1,167.2	1,052.1	3,452.1	3,085.1
Operating expenses:
Selling, general and administrative	452.0	436.1	1,396.8	1,245.6
Research and development	249.4	217.1	738.7	634.9
Total operating expenses	701.4	653.2	2,135.5	1,880.5
Income from operations	465.8	398.9	1,316.6	1,204.6
Interest and other income, net	56.2	3.9	126.4	7.5
Income before taxes	522.0	402.8	1,443.0	1,212.1
Income tax expense	102.2	78.1	236.4	204.4
Net income	419.8	324.7	1,206.6	1,007.7
Less: net income attributable to noncontrolling interest in joint venture	4.1	0.7	14.8	10.3
Net income attributable to Intuitive Surgical, Inc.	$415.7	$324.0	$1,191.8	$997.4
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.18	$0.91	$3.40	$2.79
Diluted	$1.16	$0.90	$3.34	$2.74
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	351.7	355.3	351.0	357.2
Diluted	358.2	360.5	357.1	363.7

Other comprehensive income (loss), net of tax:
Unrealized gains on hedge instruments	$4.3	$2.3	$12.8	$7.7
Unrealized gains (losses) on available-for-sale securities	25.6	(37.3)	76.3	(161.4)
Foreign currency translation gains (losses)	(6.8)	(10.0)	15.9	(12.0)
Prior service cost for employee benefit plans	—	0.1	—	0.2
Other comprehensive income (loss)	23.1	(44.9)	105.0	(165.5)
Total comprehensive income	442.9	279.8	1,311.6	842.2
Less: comprehensive income (loss) attributable to noncontrolling interest	3.9	(0.8)	13.8	8.2
Total comprehensive income attributable to Intuitive Surgical, Inc.	$439.0	$280.6	$1,297.8	$834.0
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
in millions	2023	2022
Operating activities:
Net income	$1,206.6	$1,007.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	283.5	239.4
Amortization of intangible assets	15.1	20.2
Gain on sale of business	—	(3.8)
Loss on investments, accretion of discounts, and amortization of premiums on investments, net	14.7	43.4
Deferred income taxes	(61.0)	(102.0)
Share-based compensation expense	442.4	385.6
Amortization of contract acquisition assets	22.6	20.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(19.7)	(67.2)
Inventory	(528.2)	(419.1)
Prepaids and other assets	37.5	(96.8)
Accounts payable	27.7	26.3
Accrued compensation and employee benefits	(26.8)	(41.9)
Deferred revenue	(1.0)	(21.2)
Other liabilities	172.1	61.6
Net cash provided by operating activities	1,585.5	1,052.9
Investing activities:
Purchase of investments	(820.2)	(1,393.6)
Proceeds from sales of investments	47.7	59.6
Proceeds from maturities of investments	2,092.4	2,536.3
Purchase of property, plant, and equipment	(628.7)	(393.2)
Acquisition of businesses, net of cash, and intellectual property and other investing activities	(7.1)	(13.1)
Net cash provided by investing activities	684.1	796.0
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	252.2	188.6
Taxes paid related to net share settlement of equity awards	(155.4)	(187.3)
Repurchase of common stock	(350.0)	(1,606.6)
Payment of deferred purchase consideration	(2.9)	(3.5)
Net cash used in financing activities	(256.1)	(1,608.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8.7	7.9
Net increase in cash, cash equivalents, and restricted cash	2,022.2	248.0
Cash, cash equivalents, and restricted cash, beginning of period	1,600.7	1,306.0
Cash, cash equivalents, and restricted cash, end of period	$3,622.9	$1,554.0
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

In this report, “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries.
NOTE 1.    DESCRIPTION OF THE BUSINESS
Intuitive Surgical, Inc. (“Intuitive” or the “Company”) develops, manufactures, and markets da Vinci® surgical systems and the Ion® endoluminal system. The Company’s products and related services enable physicians and healthcare providers to improve the quality of and access to minimally invasive care. The da Vinci surgical system consists of a surgeon console or consoles, a patient-side cart, and a high-performance vision system. The Ion endoluminal system consists of a system cart, a controller, a catheter, and a vision probe. Both systems use software, instruments, and accessories.
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2022, and include all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the Financial Statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 10, 2023. The results of operations for the first nine months of 2023 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
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
Risks and Uncertainties
The Company’s future results of operations and liquidity could be materially adversely affected by macroeconomic and geopolitical factors in the U.S. and globally, including the supply chain environment, inflationary pressure, higher interest rates, instability in the global financial markets, significant disruptions in the commodities’ markets as a result of the conflict between Russia and Ukraine and the conflict in Israel, labor shortages, the introduction of or changes in tariffs, trade barriers, or regulatory requirements, and uncertain or reduced demand, as well as the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers.
While the supply chain challenges facing the Company have shown signs of improvement during the first three quarters of 2023, relative to 2022, certain semiconductor materials, specialty metals, and polymers continue to face supply constraints due to various factors, including limited labor availability, equipment shortages, capacity limitations among sub-tier suppliers, and difficulties in sourcing raw materials and component parts to meet demand requirements. Additionally, prices of such materials remain elevated due to increased demand and production-related cost inflation. With higher interest rates, access to credit may become more difficult, and any insolvency of the Company’s key suppliers, including sole-sourced and single-sourced suppliers, may exacerbate current supply chain challenges. Also, liquidity concerns in the broader financial services industry could result in delayed access or loss of access to the Company’s key suppliers’ uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. The Company is actively engaged in activities to seek to mitigate the impact of any supply chain disruptions on the Company’s operations.
Such global shortages in important components have resulted in, and will continue to cause, inflationary cost pressure in the Company’s supply chain. To date, these supply chain challenges have not materially impacted the Company’s results of operations or ability to deliver products and services to its customers. However, supply constraints with certain materials, many of which may be unavoidable, could delay the timing of our product deliveries, which could result in deferred or canceled procedures. Additionally, if inflationary pressures in component costs persist, the Company may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures. Additionally, there is continued uncertainty surrounding the impact of any monetary policy changes taken by the U.S. Federal Reserve and other central banks to address the structural risks associated with inflation.

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
Many hospitals continue to experience challenges with staffing and cost pressures that could affect their ability to provide patient care; however, the staffing challenges have shown signs of improvement during the third quarter of 2023, relative to the first two quarters of 2023 and to the prior year. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, higher interest rates make access to credit more expensive, unrealized losses decrease available cash reserves, and fiscal stimulus programs enacted during the COVID-19 pandemic wind down. Hospitals may also be adversely affected by the liquidity concerns in the broader financial services industry that could result in delayed access or loss of access to uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. To the extent macroeconomic conditions remain challenging, it is likely that hospitals’ spend on capital equipment will be adversely impacted. In addition, as competition progresses in various markets, longer selling cycles and pricing pressures are likely to result. As of the date of issuance of these Financial Statements, the extent to which these macroeconomic factors may materially adversely affect the Company’s financial condition, liquidity, or results of operations is uncertain.
The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits exceed insured limits. Market conditions could impact the viability of these institutions. To date, these market conditions and liquidity concerns have not impacted our results of operations. However, in the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
The Company is also subject to additional risks and uncertainties due to the ongoing COVID-19 pandemic. When COVID-19 infection rates have spiked in a particular region in the past, procedure volumes were often negatively impacted and the diagnoses of new conditions and their related treatments were sometimes deferred. The extent of the impact on the Company’s business is highly uncertain and difficult to predict. The Company’s customers may divert resources to treat COVID-19 patients and defer some elective surgical procedures, both of which may impact the Company’s customers’ ability to meet their obligations, including to the Company. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted.
Recently Adopted Accounting Pronouncements
Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic ASC 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The Company adopted ASU 2022-02 on January 1, 2023, on a prospective basis. There was no impact of the adoption of ASU 2022-02 on the Company’s Financial Statements in the three and nine months ended September 30, 2023.
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

NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale debt securities’ amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit loss, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments as of September 30, 2023, and December 31, 2022 (in millions):

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
September 30, 2023
Cash	$474.3	$—	$—	$—	$474.3	$474.3	$—	$—
Level 1:
Money market funds	2,967.8	—	—	—	2,967.8	2,967.8	—	—
U.S. treasuries	2,324.2	0.2	(43.9)	—	2,280.5	159.9	1,660.5	460.1
Subtotal	5,292.0	0.2	(43.9)	—	5,248.3	3,127.7	1,660.5	460.1
Level 2:
Corporate debt securities	1,353.9	—	(42.3)	(1.1)	1,310.5	—	914.7	395.8
U.S. government agencies	400.4	—	(11.2)	—	389.2	—	214.2	175.0
Municipal securities	101.4	—	(3.1)	—	98.3	—	84.3	14.0
Subtotal	1,855.7	—	(56.6)	(1.1)	1,798.0	—	1,213.2	584.8
Total assets measured at fair value	$7,622.0	$0.2	$(100.5)	$(1.1)	$7,520.6	$3,602.0	$2,873.7	$1,044.9

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2022
Cash	$497.2	$—	$—	$—	$497.2	$497.2	$—	$—
Level 1:
Money market funds	1,084.0	—	—	—	1,084.0	1,084.0	—	—
U.S. treasuries	2,715.2	—	(96.6)	—	2,618.6	—	1,542.4	1,076.2
Subtotal	3,799.2	—	(96.6)	—	3,702.6	1,084.0	1,542.4	1,076.2
Level 2:
Commercial paper	20.0	—	—	—	20.0	—	20.0	—
Corporate debt securities	2,022.0	—	(76.0)	(1.1)	1,944.9	—	651.8	1,293.1
U.S. government agencies	447.2	—	(19.9)	—	427.3	—	247.8	179.5
Municipal securities	155.5	—	(6.0)	—	149.5	—	74.7	74.8
Subtotal	2,644.7	—	(101.9)	(1.1)	2,541.7	—	994.3	1,547.4
Total assets measured at fair value	$6,941.1	$—	$(198.5)	$(1.1)	$6,741.5	$1,581.2	$2,536.7	$2,623.6

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale debt securities (excluding money market funds), as of September 30, 2023 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$3,084.2	$3,033.6
Mature in one to five years	1,095.7	1,044.9
Total	$4,179.9	$4,078.5
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains and losses recognized on the sale of investments were immaterial for the periods presented.
As of September 30, 2023, and December 31, 2022, net unrealized losses on available-for-sale debt securities, net of tax, of $77.9 million and $154.2 million, respectively, were included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.
The following tables present the breakdown of the available-for-sale debt securities with unrealized losses as of September 30, 2023, and December 31, 2022 (in millions):

	September 30, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$458.8	$(0.4)	$1,427.5	$(43.5)	$1,886.3	$(43.9)
Corporate debt securities	54.0	(0.1)	1,248.8	(42.2)	1,302.8	(42.3)
U.S. government agencies	114.6	(0.2)	274.6	(11.0)	389.2	(11.2)
Municipal securities	—	—	82.3	(3.1)	82.3	(3.1)
Total	$627.4	$(0.7)	$3,033.2	$(99.8)	$3,660.6	$(100.5)

	December 31, 2022
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$731.7	$(26.0)	$1,886.9	$(70.6)	$2,618.6	$(96.6)
Corporate debt securities	631.4	(17.6)	1,221.9	(58.4)	1,853.3	(76.0)
U.S. government agencies	102.7	(4.4)	324.6	(15.5)	427.3	(19.9)
Municipal securities	44.6	(1.1)	104.9	(4.9)	149.5	(6.0)
Total	$1,510.4	$(49.1)	$3,538.3	$(149.4)	$5,048.7	$(198.5)
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
The current unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of September 30, 2023, the Company does not intend to sell the investments in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell any of the investments before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company does not expect to realize any losses on these available-for-sale debt securities. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security.
For the three and nine months ended September 30, 2023, and 2022, the credit losses related to available-for-sales debt securities were not material.
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
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2022 Carrying Value	Changes in Fair Value (1)	Purchases / Sales / Other (2)	September 30, 2023 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments with readily determinable value (Level 1)	$4.3	$(0.4)	$(3.9)	$—	$—	$—
Equity investments without readily determinable value (Level 2)	$59.1	$(5.6)	$20.0	$73.5	$—	$73.5

(1) Recorded in interest and other income, net.
(2) Other includes foreign currency translation gains/(losses).
For the three months ended September 30, 2023, the Company recognized immaterial increases in fair value on its equity investments that lack readily determinable market values (Level 2), which were reflected in interest and other income, net. For the nine months ended September 30, 2023, Company recognized decreases in fair value of $5.6 million due to an impairment, partially offset by increases in observable prices for certain equity investments that lack readily determinable market values (Level 2), which were also reflected in interest and other income, net.
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

These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Recognized gains in interest and other income, net	$10.4	$17.9	$21.8	$46.6
Foreign exchange losses related to balance sheet re-measurement	$(13.1)	$(30.5)	$(24.0)	$(69.4)
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Notional amounts:
Forward contracts	$262.2	$188.4	$618.0	$496.3
Gross fair value recorded in:
Prepaids and other current assets	$12.8	$1.8	$9.3	$4.3
Other accrued liabilities	$1.7	$5.3	$2.5	$4.2
NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected balance sheet line items (in millions):

	As of
Accounts receivable, net	September 30, 2023	December 31, 2022
Trade accounts receivable, net	$879.6	$864.9
Unbilled accounts receivable and other	98.4	91.7
Sales returns and allowances	(15.3)	(14.5)
Total accounts receivable, net	$962.7	$942.1

	As of
Inventory	September 30, 2023	December 31, 2022
Raw materials	$420.3	$382.9
Work-in-process	150.1	159.9
Finished goods	577.1	350.4
Total inventory	$1,147.5	$893.2

	As of
Prepaids and other current assets	September 30, 2023	December 31, 2022
Net investment in sales-type leases – short-term	$134.4	$131.2
Other prepaids and other current assets	182.6	168.6
Total prepaids and other current assets	$317.0	$299.8

	As of
	September 30, 2023	December 31, 2022
Property, plant, and equipment, net
Land	$389.5	$388.6
Building and building/leasehold improvements	900.9	866.5
Machinery and equipment	654.7	566.4
Operating lease assets – Intuitive System Leasing	1,052.9	806.4
Computer and office equipment	145.6	134.7
Capitalized software	250.8	240.9
Construction-in-process	1,150.8	608.6
Gross property, plant, and equipment	4,545.2	3,612.1
Less: Accumulated depreciation*	(1,468.2)	(1,237.9)
Total property, plant, and equipment, net	$3,077.0	$2,374.2

*Accumulated depreciation associated with operating lease assets – Intuitive System Leasing	$(395.7)	$(285.8)

	As of
Other accrued liabilities – short-term	September 30, 2023	December 31, 2022
Income and other taxes payable	$342.8	$96.1
Accrued construction-related capital expenditures	106.0	50.3
Litigation-related accruals	1.6	23.0
Other accrued liabilities	260.2	306.8
Total other accrued liabilities – short-term	$710.6	$476.2

	As of
Other long-term liabilities	September 30, 2023	December 31, 2022
Income taxes – long-term	$264.1	$288.0
Deferred revenue – long-term	42.5	41.0
Other long-term liabilities	106.2	110.3
Total other long-term liabilities	$412.8	$439.3
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Nine Months Ended September 30,
	2023	2022
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$303.8	$189.0
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$135.2	$91.4

NOTE 5.    REVENUE AND CONTRACT ACQUISITION COSTS
The following table presents revenue disaggregated by type and geography (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S.	2023	2022	2023	2022
Instruments and accessories	$775.7	$643.3	$2,240.4	$1,819.0
Systems	216.0	264.7	627.6	731.0
Services	188.5	175.0	564.6	508.9
Total U.S. revenue	$1,180.2	$1,083.0	$3,432.6	$3,058.9

Outside of U.S. (“OUS”)
Instruments and accessories	$295.7	$228.3	$892.5	$758.2
Systems	163.4	161.2	571.9	498.1
Services	104.4	84.9	298.8	252.0
Total OUS revenue	$563.5	$474.4	$1,763.2	$1,508.3

Total
Instruments and accessories	$1,071.4	$871.6	$3,132.9	$2,577.2
Systems	379.4	425.9	1,199.5	1,229.1
Services	292.9	259.9	863.4	760.9
Total revenue	$1,743.7	$1,557.4	$5,195.8	$4,567.2
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company’s system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $2.13 billion as of September 30, 2023. The remaining performance obligations are expected to be satisfied over the term of the system sale, lease, and service arrangements. Approximately 43% of the remaining performance obligations are expected to be recognized in the next 12 months with the remainder recognized thereafter over the term of the system sale, lease, and service arrangements, which are generally up to 5 years.
Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	September 30, 2023	December 31, 2022
Contract assets	$22.7	$45.0
Deferred revenue	$437.3	$438.3
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
During the three and nine months ended September 30, 2023, the Company recognized $75 million and $372 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2022. During the three and nine months ended September 30, 2022, the Company recognized $73 million and $352 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2021.

Intuitive System Leasing
The following table presents product revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales-type lease revenue	$19.2	$29.6	$54.5	$115.3
Operating lease revenue*	$127.1	$97.5	$361.8	$273.7

*Variable lease revenue relating to usage-based arrangements included within operating lease revenue	$54.2	$35.5	$153.4	$94.0
Trade Accounts Receivable
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three and nine months ended September 30, 2023, and 2022, bad debt expense was not material.
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

	As of
	September 30, 2023	December 31, 2022
Gross lease receivables	$395.1	$449.4
Unearned income	(13.0)	(14.4)
Subtotal	382.1	435.0
Allowance for credit loss	(2.7)	(3.0)
Net investment in sales-type leases	$379.4	$432.0
Reported as:
Prepaids and other current assets	$134.4	$131.2
Intangible and other assets, net	245.0	300.8
Net investment in sales-type leases	$379.4	$432.0
Contractual maturities of gross lease receivables as of September 30, 2023, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2023	$34.5
2024	135.9
2025	107.2
2026	69.3
2027	37.0
2028 and thereafter	11.2
Total	$395.1

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
The Company manages the credit risk in the net investment in sales-type leases using a number of factors, including, but not limited to the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table summarizes the amortized cost basis by year of origination and by credit quality for the net investment in sales-type leases as of September 30, 2023 (in millions):

	2023	2022	2021	2020	2019	Prior	Net Investment
Credit Rating:
High	$34.7	$71.1	$63.7	$25.6	$7.2	$0.5	$202.8
Moderate	21.7	58.8	50.1	27.9	6.9	2.0	167.4
Low	—	6.7	4.3	0.9	—	—	11.9
Total	$56.4	$136.6	$118.1	$54.4	$14.1	$2.5	$382.1
For the three and nine months ended September 30, 2023, and 2022, credit losses related to the net investment in sales-type leases were not material.
NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions
There were no material acquisitions in the nine months ended September 30, 2023, and 2022.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance as of December 31, 2022	$348.5
Acquisition activity	—
Translation and other	(0.4)
Balance as of September 30, 2023	$348.1
Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible assets balances as of September 30, 2023, and December 31, 2022 (in millions):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$204.3	$(175.1)	$29.2	$199.1	$(167.4)	$31.7
Distribution rights and others	10.7	(8.7)	2.0	11.0	(7.4)	3.6
Customer relationships	31.7	(21.1)	10.6	32.6	(18.1)	14.5
Total intangible assets	$246.7	$(204.9)	$41.8	$242.7	$(192.9)	$49.8
Amortization expense related to intangible assets was $5.1 million and $7.9 million for the three months ended September 30, 2023, and 2022, respectively. Amortization expense related to intangible assets was $15.1 million and $20.2 million for the nine months ended September 30, 2023, and 2022, respectively.

The estimated future amortization expense related to intangible assets as of September 30, 2023, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2023	$5.0
2024	16.5
2025	11.6
2026	5.0
2027	2.5
2028 and thereafter	1.2
Total	$41.8
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
Patent Litigation
On June 30, 2017, Ethicon LLC, Ethicon Endo-Surgery, Inc., and Ethicon US LLC (collectively, “Ethicon”) filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware. The complaint, which was served on the Company on July 12, 2017, alleges that the Company’s EndoWrist Stapler instruments infringe several of Ethicon’s patents. Ethicon asserts infringement of U.S. Patent Nos. 9,585,658 (“’658”); 8,479,969 (“’969”); 9,113,874 (“’874”); 8,998,058 (“’058”); 8,991,677 (“’677”); 9,084,601 (“’601”); and 8,616,431 (“’431”). A claim construction hearing occurred on October 1, 2018, and the Court issued a scheduling order on December 28, 2018. On March 20, 2019, the Court granted the Company’s Motion to Stay pending an Inter Partes Review to be held at the Patent Trademark and Appeals Board (“PTAB”) to review patentability of six of the seven patents noted above and vacated the trial date. On August 1, 2019, the Court granted the parties’ joint stipulation to modify the stay in light of Ethicon’s U.S. International Trade Commission (“USITC”) complaint against Intuitive involving U.S. Patent Nos. 8,479,969 and 9,113,874. The PTAB has issued final written decisions finding the asserted claims of Patent Nos. ’658, ’058, ’677, ’601, and ’431 unpatentable. On October 3, 2023, Ethicon confirmed that it would not further appeal the decisions by the USITC in that proceeding that claim 24 of the ’969 Patent and claim 19 of the ’874 Patent were not infringed by the asserted Intuitive products and that those patents were invalid. On October 4, 2023, the parties filed a Joint Status Report in the district court in which Ethicon stated that it was prepared to proceed in this case with respect to its allegations that the accused EndoWrist Stapler instruments infringe asserted claim 24 of the ’969 Patent and asserted claim 20 of the ’874 Patent.
On August 27, 2018, Ethicon filed a second complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that the Company’s SureForm 60 Staplers infringe five of Ethicon’s patents. Ethicon asserts infringement of U.S. Patent Nos. 9,884,369 (“’369”); 7,490,749 (“’749”); 8,602,288 (“’288”); 8,602,287 (“’287”); and 9,326,770(“’658”). The Company filed an answer denying all claims. On March 19, 2019, Ethicon filed a Motion for Leave to File a First Amended Complaint, removing allegations related to U.S. Patent No. 9,326,770 and adding allegations related to U.S. Patent Nos. 9,844,379 (“’379”) and 8,479,969. On July 17, 2019, the Court entered an order denying the amendment, without prejudice, and granting the parties’ joint stipulation to stay the case in its entirety in light of the USITC investigation involving U.S. Patent Nos. 9,844,369 and 7,490,749. The PTAB has issued final written decisions finding the asserted claims of Patent Nos. ’749, ’288, ’287, and ’379 unpatentable. On October 3, 2023, Ethicon confirmed that it would not further appeal the final written decision by the ITC that found, inter alia, that the asserted claim of the ’969 Patent was invalid and not infringed by the accused product. On October 4, 2023, the parties filed a Joint Status Report notifying the district court that asserted claims 22 and 23 of the ’369 Patent are the only asserted claims that remain at issue in this case and that the parties would meet and confer to discuss the activities that remain and to allow Ethicon to determine whether it will pursue the case.
Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from these matters.
On October 19, 2022, a jury rendered a verdict against the Company awarding $10 million in damages to Rex Medical, L.P. in a patent infringement lawsuit. On September 20, 2023, the court granted the Company’s post-trial motion and reduced the damages to Rex Medical L.P. to nominal damages of $1. On October 18, 2023, Rex Medical filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Based on currently available information, the Company does not believe that any losses arising from this matter would be material.
Commercial Litigation
On May 10, 2021, Surgical Instrument Service Company, Inc. (“SIS”) filed a complaint in the Northern District of California Court alleging anti-trust claims against the Company relating to EndoWrist service, maintenance, and repair processes. The Court granted in part and denied in part the Company’s Motion to Dismiss, and discovery has commenced. The Company filed an answer denying the anti-trust allegations and filed counterclaims against SIS. The counterclaims allege that SIS violated the Federal Lanham Act, California’s Unfair Competition Law, and California’s False Advertising Law and that SIS is also liable to the Company for Unfair Competition and Tortious Interference with Contract. The parties have filed summary judgment and Daubert motions, and the court held a hearing on these motions on September 7, 2023. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
Three class action complaints were filed against the Company in the Northern District of California Court alleging anti-trust allegations relating to the service and repair of certain instruments manufactured by the Company. A complaint by Larkin Community Hospital was filed on May 20, 2021, a complaint by Franciscan Alliance, Inc. and King County Public Hospital District No. 1 was filed on July 6, 2021, and a complaint by Kaleida Health was filed on July 8, 2021. The Court has consolidated the Franciscan Alliance, Inc. and King County Public Hospital District No. 1 and Kaleida Health cases with the Larkin Community Hospital case, which is now captioned on the Larkin docket as “In Re: da Vinci Surgical Robot Antitrust Litigation.” A Consolidated Amended Class Action Complaint has been filed on behalf of each plaintiff named in the earlier-filed cases. On January 14, 2022, Kaleida Health voluntarily dismissed itself as a party to this case. On January 18, 2022, the Company filed an answer against the plaintiffs in this matter, and discovery has commenced. The parties have filed summary judgment and Daubert motions, and the court held a hearing on these motions on September 7, 2023. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.

NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	351.3	$0.4	$8,150.8	$3,807.7	$(79.8)	$11,879.1	$80.6	$11,959.7
Issuance of common stock through employee stock plans	0.7	—	77.4	—	—	77.4	—	77.4
Shares withheld related to net share settlement of equity awards	—	—	(0.6)	(14.2)	—	(14.8)	—	(14.8)
Share-based compensation expense related to employee stock plans	—	—	158.3	—	—	158.3	—	158.3
Net income attributable to Intuitive Surgical, Inc.	—	—	—	415.7	—	415.7	—	415.7
Other comprehensive income (loss)	—	—	—	—	23.3	23.3	(0.2)	23.1
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	4.1	4.1
Ending balance	352.0	$0.4	$8,385.9	$4,209.2	$(56.5)	$12,539.0	$84.5	$12,623.5

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	357.1	$0.4	$7,484.0	$4,682.8	$(144.2)	$12,023.0	$59.4	$12,082.4
Issuance of common stock through employee stock plans	0.9	—	82.0	—	—	82.0	—	82.0
Shares withheld related to net share settlement of equity awards	(0.1)	—	(0.4)	(7.9)	—	(8.3)	—	(8.3)
Share-based compensation expense related to employee stock plans	—	—	138.1	—	—	138.1	—	138.1
Repurchase and retirement of common stock	(4.6)	—	(18.9)	(981.1)	—	(1,000.0)	—	(1,000.0)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	324.0	—	324.0	—	324.0
Other comprehensive income (loss)	—	—	—	—	(43.4)	(43.4)	(1.5)	(44.9)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	0.7	0.7
Ending balance	353.3	$0.4	$7,684.8	$4,017.8	$(187.6)	$11,515.4	$58.6	$11,574.0

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	350.0	$0.4	$7,703.9	$3,500.1	$(162.5)	$11,041.9	$70.7	$11,112.6
Issuance of common stock through employee stock plans	4.1	—	252.2	—	—	252.2	—	252.2
Shares withheld related to net share settlement of equity awards	(0.6)	—	(6.9)	(148.5)	—	(155.4)	—	(155.4)
Share-based compensation expense related to employee stock plans	—	—	452.5	—	—	452.5	—	452.5
Repurchase and retirement of common stock	(1.5)	—	(15.8)	(334.2)	—	(350.0)	—	(350.0)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	1,191.8	—	1,191.8	—	1,191.8
Other comprehensive income (loss)	—	—	—	—	106.0	106.0	(1.0)	105.0
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	14.8	14.8
Ending balance	352.0	$0.4	$8,385.9	$4,209.2	$(56.5)	$12,539.0	$84.5	$12,623.5

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	357.7	$0.4	$7,164.0	$4,760.9	$(24.2)	$11,901.1	$50.4	$11,951.5
Issuance of common stock through employee stock plans	3.5	—	188.6	—	—	188.6	—	188.6
Shares withheld related to net share settlement of equity awards	(0.7)	—	(7.1)	(180.2)	—	(187.3)	—	(187.3)
Share-based compensation expense related to employee stock plans	—	—	385.6	—	—	385.6	—	385.6
Repurchase and retirement of common stock	(7.2)	—	(46.3)	(1,560.3)	—	(1,606.6)	—	(1,606.6)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	997.4	—	997.4	—	997.4
Other comprehensive income (loss)	—	—	—	—	(163.4)	(163.4)	(2.1)	(165.5)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	10.3	10.3
Ending balance	353.3	$0.4	$7,684.8	$4,017.8	$(187.6)	$11,515.4	$58.6	$11,574.0
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $10.0 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in July 2022, when the Board increased the authorized amount available under the Repurchase Program to $3.5 billion, including amounts remaining under previous authorization. As of September 30, 2023, the remaining amount of share repurchases authorized by the Board under the Repurchase Program was approximately $1.1 billion.
The following table summarizes stock repurchase activities (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares repurchased	—	4.6	1.5	7.2
Average price per share	$—	$217.5	$238.1	$222.4
Value of shares repurchased	$—	$1,000.0	$350.0	$1,606.6

In August 2022, the Company entered into an accelerated share repurchase program (the “ASR Program”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $1.0 billion of the Company’s common stock. In September 2022, the ASR Program was completed and, in total, 4.6 million shares were repurchased at an average price per share of $217.52. The total cost of the ASR Program was reflected as a reduction to equity in the Condensed Consolidated Balance Sheets.
As a provision of the Inflation Reduction Act enacted in the U.S. during 2022, the Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net stock repurchases after December 31, 2022. As of September 30, 2023, no excise tax was accrued, as the aggregate fair market value of the Company’s stock issuances exceeded the fair market value of stock repurchases.
Accumulated Other Comprehensive Loss, Net of Tax, Attributable to Intuitive Surgical, Inc.
The components of accumulated other comprehensive loss, net of tax, attributable to Intuitive Surgical, Inc. are as follows (in millions):

	Three Months Ended September 30, 2023
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$5.6	$(103.5)	$16.9	$1.2	$(79.8)
Other comprehensive income (loss) before reclassifications	2.0	25.6	(6.6)	—	21.0
Amounts reclassified from accumulated other comprehensive income (loss)	2.3	—	—	—	2.3
Net current-period other comprehensive income (loss)	4.3	25.6	(6.6)	—	23.3
Ending balance	$9.9	$(77.9)	$10.3	$1.2	$(56.5)

	Three Months Ended September 30, 2022
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$9.9	$(140.1)	$(9.3)	$(4.7)	$(144.2)
Other comprehensive income (loss) before reclassifications	(5.7)	(37.3)	(8.5)	—	(51.5)
Amounts reclassified from accumulated other comprehensive income (loss)	8.0	—	—	0.1	8.1
Net current-period other comprehensive income (loss)	2.3	(37.3)	(8.5)	0.1	(43.4)
Ending balance	$12.2	$(177.4)	$(17.8)	$(4.6)	$(187.6)

	Nine Months Ended September 30, 2023
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.9)	$(154.2)	$(6.6)	$1.2	$(162.5)
Other comprehensive income (loss) before reclassifications	12.6	76.5	16.9	—	106.0
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	(0.2)	—	—	—
Net current-period other comprehensive income (loss)	12.8	76.3	16.9	—	106.0
Ending balance	$9.9	$(77.9)	$10.3	$1.2	$(56.5)

	Nine Months Ended September 30, 2022
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$4.5	$(16.0)	$(7.9)	$(4.8)	$(24.2)
Other comprehensive income (loss) before reclassifications	(11.0)	(161.4)	(9.9)	—	(182.3)
Amounts reclassified from accumulated other comprehensive income (loss)	18.7	—	—	0.2	18.9
Net current-period other comprehensive income (loss)	7.7	(161.4)	(9.9)	0.2	(163.4)
Ending balance	$12.2	$(177.4)	$(17.8)	$(4.6)	$(187.6)
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Available-for-sale securities	2023	2022	2023	2022
Income tax benefit (expense) for net gains (losses) recorded in other comprehensive income (loss)	$(7.4)	$10.8	$(22.0)	$46.1
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications for hedge instruments, foreign currency translation, and employee benefit plans for the three and nine months ended September 30, 2023, and 2022, were not material to the Company’s Financial Statements. The tax impacts for amounts reclassified from accumulated other comprehensive loss relating to hedge instruments, available-for-sale securities, foreign currency translation, and employee benefit plans for the three and nine months ended September 30, 2023, and 2022, were not material to the Company’s Financial Statements.
NOTE 10.    SHARE-BASED COMPENSATION
As of September 30, 2023, the total number of shares of common stock reserved for issuance under the 2010 Incentive Award Plan was 110,350,000. Approximately 20.6 million shares were reserved for future issuance under the Company’s stock plans, and a maximum of approximately 8.9 million of these shares can be awarded as restricted stock units (“RSUs”).
Restricted Stock Units
A summary of RSU activity under all stock plans for the nine months ended September 30, 2023, is presented as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested balance as of December 31, 2022	4.6	$241.47
RSUs granted	2.4	$235.57
RSUs vested	(1.8)	$222.84
RSUs forfeited	(0.2)	$246.83
Unvested balance as of September 30, 2023	5.0	$244.89

Stock Options
A summary of stock option activity under all stock plans for the nine months ended September 30, 2023, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted-Average Exercise Price Per Share
Balance as of December 31, 2022	10.8	$144.86
Options granted	1.4	$267.32
Options exercised	(1.9)	$80.91
Options forfeited/expired	(0.1)	$259.12
Balance as of September 30, 2023	10.2	$171.54
As of September 30, 2023, options to purchase an aggregate of 7.9 million shares of common stock were exercisable at a weighted-average price of $144.89 per share.
Performance Stock Units
In 2022, the Company began granting performance stock units (“PSUs”) to officers and other key employees subject to three-year cliff vesting and pre-established, quantitative goals. Whether any PSUs vest, and the amount that do vest, is tied to completion of service over three years and the achievement of three equally-weighted, quantitative goals that directly align with or help drive the Company’s strategy and long-term total shareholder return.
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
A summary of PSU activity for the nine months ended September 30, 2023, is presented as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2022	0.1	$299.32
Granted	0.1	$240.45
Vested	—	$—
Performance change	—	$—
Forfeited	—	$235.84
Unvested balance as of September 30, 2023	0.2	$259.60
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.5 million shares for $104.5 million and approximately 0.4 million shares for $87.9 million during the nine months ended September 30, 2023, and 2022, respectively.

Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2023, and 2022 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales – products (before capitalization)	$24.7	$22.0	$70.4	$61.0
Amounts capitalized into inventory (1)	(23.2)	—	(63.1)	—
Amounts recognized in income for amounts previously capitalized in inventory	21.1	—	53.0	—
Cost of sales – products	$22.6	$22.0	$60.3	$61.0
Cost of sales – services	7.3	6.3	21.3	17.7
Total cost of sales	29.9	28.3	81.6	78.7
Selling, general, and administrative	71.9	68.0	206.6	191.0
Research and development	55.3	42.3	157.7	117.6
Share-based compensation expense before income taxes	157.1	138.6	445.9	387.3
Income tax benefit	28.7	26.9	85.2	75.0
Share-based compensation expense after income taxes	$128.4	$111.7	$360.7	$312.3

(1) Share-based compensation expense subject to capitalization into inventory was not material during the three and nine months ended September 30, 2022, and, therefore, not recorded. The Company commenced capitalization of share-based compensation expense into inventory during the quarter ended December 31, 2022, on a prospective basis.

The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and the rights to acquire stock granted under the ESPP. The weighted-average estimated fair values of stock options and the rights to acquire stock under the ESPP, as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock under the ESPP that were granted during the three and nine months ended September 30, 2023, and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock Options
Risk-free interest rate	4.5%	3.4%	4.6%	2.5%
Expected term (in years)	2.9	3.0	3.2	3.2
Expected volatility	32%	42%	33%	38%
Fair value at grant date	$82.63	$66.00	$77.41	$73.51
ESPP
Risk-free interest rate	5.2%	2.9%	5.0%	2.1%
Expected term (in years)	1.2	1.2	1.2	1.2
Expected volatility	31%	40%	33%	39%
Fair value at grant date	$98.96	$75.01	$89.42	$80.61
NOTE 11.    INCOME TAXES
Income tax expense for the three months ended September 30, 2023, was $102.2 million, or 19.6% of income before taxes, compared to $78.1 million, or 19.4% of income before taxes, for the three months ended September 30, 2022. Income tax expense for the nine months ended September 30, 2023, was $236.4 million, or 16.4% of income before taxes, compared to $204.4 million, or 16.9% of income before taxes, for the nine months ended September 30, 2022.
The effective tax rates for the three and nine months ended September 30, 2023, and 2022, differed from the U.S. federal statutory rate of 21% primarily due to the tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of the federal benefit).
The provision for income taxes for the three months ended September 30, 2023, and 2022, included excess tax benefits associated with employee equity plans of $22.0 million and $18.1 million, respectively, which reduced the Company’s effective tax rate by 4.2 and 4.5 percentage points, respectively.

The provision for income taxes for the nine months ended September 30, 2023, and 2022, included excess tax benefits associated with employee equity plans of $86.2 million and $80.4 million, respectively, which reduced the Company’s effective tax rate by 6.0 and 6.6 percentage points, respectively.
On August 16, 2022, the Inflation Reduction Act was enacted in the U.S. and introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”), effective January 1, 2023. There is no impact on the Company’s provision for income taxes from the CAMT for the three and nine months ended September 30, 2023.
The Company files federal, state, and foreign income tax returns in many U.S. and OUS jurisdictions. Years before 2016 are closed for the significant jurisdictions. Certain of the Company’s unrecognized tax benefits could change due to activities of various tax authorities, including evolving interpretations of existing tax laws in the jurisdictions in which the Company operates, potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they change. Due to the uncertainty related to the timing and potential outcome of audits, the Company cannot estimate the range of reasonably possible changes in unrecognized tax benefits that may occur in the next 12 months.
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
NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$415.7	$324.0	$1,191.8	$997.4
Denominator:
Weighted-average shares outstanding used in basic calculation	351.7	355.3	351.0	357.2
Add: dilutive effect of potential common shares	6.5	5.2	6.1	6.5
Weighted-average shares outstanding used in diluted calculation	358.2	360.5	357.1	363.7
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.18	$0.91	$3.40	$2.79
Diluted	$1.16	$0.90	$3.34	$2.74
Share-based compensation awards of approximately 1.4 million and 4.7 million shares for the three months ended September 30, 2023, and 2022, respectively, and approximately 1.9 million and 3.7 million shares for the nine months ended September 30, 2023, and 2022, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition as of September 30, 2023, and results of operations for the three and nine months ended September 30, 2023, and 2022, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Statements using words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to future results of operations, future financial condition, the expected impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, our financing plans and future capital requirements, our potential tax assets or liabilities, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: the overall macroeconomic environment, which may impact customer spending and our costs, including the levels of inflation and interest rates; the conflict in Ukraine; the conflict in Israel; disruption to our supply chain, including increased difficulties in obtaining a sufficient supply of materials in the semiconductor and other markets; curtailed or delayed capital spending by hospitals; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 pandemic could lead to material delays and cancellations of, or reduced demand for, procedures; closures of our facilities; delays in surgeon training; delays in gathering clinical evidence; delays in obtaining new product approvals, clearances, or certifications from the U.S. FDA, comparable regulatory authorities, or notified bodies; diversion of resources to respond to COVID-19 outbreaks; the risk of our inability to comply with complex FDA and other regulations, which may result in significant enforcement actions; regulatory approvals, clearances, certifications, and restrictions or any dispute that may occur with any regulatory body; guidelines and recommendations in the healthcare and patient communities; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and market acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions; procedure counts; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; risks associated with our operations and any expansion outside of the United States; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole and single source suppliers; the results of legal proceedings to which we are or may become a party, including, but not limited to, product liability claims; adverse publicity regarding us and the safety of our products and adequacy of training; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements; and other risks and uncertainties, including those listed under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by our other filings with the Securities and Exchange Commission. Our actual results may differ materially and adversely from those expressed in any forward-looking statement, and we undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
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
We have commercialized the following da Vinci surgical systems: the da Vinci standard surgical system in 1999, the da Vinci S surgical system in 2006, the da Vinci Si surgical system in 2009, and the fourth generation da Vinci Xi surgical system in 2014. We extended our fourth-generation platform by adding the da Vinci X surgical system, commercialized in 2017, and the da Vinci SP surgical system, commercialized in 2018. The da Vinci SP surgical system accesses the body through a single incision, while the other da Vinci surgical systems access the body through multiple incisions. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software. We are in the early stages of launching our da Vinci SP surgical system, and we have an installed base of 158 da Vinci SP surgical systems as of September 30, 2023. We have received FDA clearance for the da Vinci SP surgical system for urologic and certain transoral procedures, and we have received regulatory clearance in South Korea where the da Vinci SP surgical system may be used for a broad set of procedures. In September 2022, we also received regulatory clearance for the da Vinci SP surgical system in Japan for the same set of procedures as can be performed on the da Vinci Xi surgical system in Japan. We plan to seek FDA clearances for additional indications for da Vinci SP over time. We also plan to seek clearances (including for additional indications) in other OUS markets over time. The success of the da Vinci SP surgical system is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances.
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
In 2019, the FDA cleared our Ion endoluminal system, which is a flexible, robotic-assisted, catheter-based platform that utilizes instruments and accessories for which the first cleared indication is minimally invasive biopsies in the lung. Our Ion system extends our commercial offering beyond surgery into diagnostic, endoluminal procedures. The system features an ultra-thin, ultra-maneuverable catheter that can articulate 180 degrees in all directions and allows navigation far into the peripheral lung and provides the stability necessary for precision in a biopsy. Many suspicious lesions found in the lung may be small and difficult to access, which can make diagnosis challenging, and Ion helps physicians obtain tissue samples from deep within the lung, which could help enable earlier diagnosis. In March 2023, we obtained European certification for our Ion endoluminal system and, in September 2023, we received regulatory clearance for the our Ion endoluminal system in South Korea. We plan to seek additional clearances, approvals, and certifications for the Ion endoluminal system in OUS markets over time.
The success of new product introductions depends on a number of factors including, but not limited to, pricing, competition, market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction.
Macroeconomic Environment
Uncertainty surrounding macroeconomic and geopolitical factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, higher interest rates, instability in the global financial markets, significant disruptions in the commodities’ markets as a result of the conflict between Russia and Ukraine and the conflict in Israel, labor shortages, and the introduction of or changes in tariffs or trade barriers may result in a recession, which could have a material adverse effect on our long-term business.
While the supply chain challenges facing us have shown signs of improvement during the first three quarters of 2023, relative to 2022, certain semiconductor materials, specialty metals, and polymers continue to face supply constraints due to various factors, including limited labor availability, equipment shortages, capacity limitations among sub-tier suppliers, and difficulties in sourcing raw materials and component parts to meet demand requirements. Additionally, prices of such materials remain elevated due to increased demand and production-related cost inflation. With higher interest rates, access to credit may become more difficult and any insolvency of our key suppliers, including sole-sourced and single-sourced suppliers, may exacerbate current supply chain challenges. Also, liquidity concerns in the broader financial services industry could result in delayed access or loss of access to our key suppliers’ uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. We are actively engaged in activities to seek to mitigate the impact of any supply chain disruptions on our operations.
Such global shortages in important components have resulted in, and will continue to cause, inflationary cost pressure in our supply chain. To date, these supply chain challenges have not materially impacted our results of operations or ability to deliver products and services to our customers. However, supply constraints with certain materials, many of which may be unavoidable, could delay the timing of finished product deliveries, which could result in deferred or canceled procedures. Additionally, if inflationary pressures in component costs persist, we may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures. Additionally, there is continued uncertainty surrounding the impact of any monetary policy changes taken by the U.S. Federal Reserve and other central banks to address the structural risks associated with inflation.
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
Many hospitals continue to experience challenges with staffing and cost pressures that could affect their ability to provide patient care; however, the staffing challenges have shown signs of improvement during the third quarter of 2023, relative to the first two quarters of 2023 and to the prior year. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, higher interest rates make access to credit more expensive, unrealized losses decrease available cash reserves, and fiscal stimulus programs enacted during the COVID-19 pandemic wind down. Hospitals may also be adversely affected by the liquidity concerns in the broader financial services industry that could result in delayed access or loss of access to uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. As a consequence of the financial pressures and decreased profitability, some hospitals have indicated that they are lowering their capital investment plans and tightening their operational budgets. We believe that these factors have contributed to a softening in our U.S. capital pipeline, and we expect that demand for capital, particularly in the U.S., will continue to be impacted while macroeconomic conditions remain challenging. In addition, as competition progresses in various markets, we will likely experience longer selling cycles and pricing pressures. Any or all of these factors could negatively impact the number of da Vinci procedures performed or the number of system placements and have a material adverse effect on our business, financial condition, or results of operations resulting in failure to achieve our anticipated financial results.
We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits exceed insured limits. Market conditions could impact the viability of these institutions. To date, these market conditions and liquidity concerns have not impacted our results of operations. However, in the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
In the first quarter of 2023, the most recent COVID-19 resurgences in China continued to negatively impact our procedure volumes in January 2023. However, in February and March, as infections and hospitalization started to decrease, we saw a recovery of procedure volumes. During the second and third quarters of 2023, we did not experience significant disruptions from COVID-19.
We expect the depth and extent to which the COVID-19 pandemic impacts individual markets to vary based on the availability of vaccinations, personal protective equipment, intensive care units and operating rooms, and medical staff, as well as other government interventions. Additionally, COVID-19 has, and may continue to, contribute to hospital staffing shortages, which impacts hospitals’ ability to provide patient care and, in some cases, results in the deferral of elective surgeries. When COVID-19 infection rates have spiked in a particular region in the past, procedure volumes were often negatively impacted and the diagnoses of new conditions and their related treatments were sometimes deferred. While we believe that there is a backlog of patients that remains to be treated, and that such a backlog has positively contributed to 2023 procedure volumes, it is difficult to determine if and when any remaining backlog of patients will ultimately seek diagnosis and treatment and whether they will be treated through surgery. Based on our experience during the last three years, we do not expect all markets, regions, and procedure types to recover at the same time or at the same pace.
Business Model
Overview
We generate revenue from the placement of da Vinci surgical systems, in sales or sales-type lease arrangements where revenue is recognized up-front or in fixed-payment or usage-based operating lease arrangements where revenue is recognized over time. We earn recurring revenue from the sales of instruments, accessories, and services, as well as the revenue from operating leases. The da Vinci surgical system generally sells for between $0.5 million and $2.5 million, depending on the model, configuration, and geography, and represents a significant capital equipment investment for our customers when purchased. Our instruments and accessories have limited lives and will either expire or wear out as they are used in surgery, at which point they need to be replaced. We generally earn between $600 and $3,500 of instruments and accessories revenue per surgical procedure performed, depending on the type and complexity of the specific procedures performed and the number and type of instruments used. In 2020, we launched our Extended Use Program in the U.S. and Europe, which consists of select da Vinci Xi and da Vinci X instruments possessing 12 to 18 uses compared to the previous 10 uses, with the intention to reduce the cost for customers to treat patients, which in turn reduced our overall instruments and accessories revenue per procedure. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $80,000 and $190,000, depending on the configuration of the underlying system and the composition of the services offered under the contract. These service contracts have generally been renewed at the end of the initial contractual service periods.
We generate revenue from our Ion endoluminal system in a business model consistent with the da Vinci surgical system model described above. We generate revenue from the placement of Ion systems, in sales or sales-type lease arrangements where revenue is recognized up-front or in fixed-payment or usage-based operating lease arrangements where revenue is recognized over time. We earn recurring revenue from the sales of instruments, accessories, and services, as well as revenue from operating leases. The Ion endoluminal system generally sells for between $0.5 million and $0.6 million. Our instruments and accessories have limited lives and will either expire or wear out as they are used in procedures, at which point they need to be replaced. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $60,000 and $70,000. For the three and nine months ended September 30, 2023, and 2022, Ion’s contribution to revenue and gross margin was not significant.
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
Intuitive System Leasing
Since 2013, we have entered into sales-type and fixed-payment operating lease arrangements directly with certain qualified customers as a way to offer customers flexibility in how they acquire systems and expand their robotic-assisted programs while leveraging our balance sheet. These leases generally have commercially competitive terms as compared to other third-party entities that offer equipment leasing. We have also entered into usage-based operating lease arrangements with qualified customers that have committed da Vinci programs where we charge for the system and service as the systems are utilized. We believe that these alternative financing structures have been effective and well-received, and we are willing to expand the proportion of these structures based on customer demand. We include systems placed under fixed-payment and usage-based operating lease arrangements as well as sales-type lease arrangements in our system placement and installed base disclosures. We exclude operating lease-related revenue, including usage-based revenue, and Ion system revenue from our da Vinci surgical system average selling price (“ASP”) computations.

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
Revenue from fixed-payment operating lease arrangements is recognized on a straight-line basis over the lease term, and revenue from usage-based operating lease arrangements is recognized as the systems are used. We generally set fixed-payment and usage-based operating lease arrangement pricing at a modest premium relative to purchased systems reflecting the time value of money and, in the case of usage-based operating lease arrangements, the risk that system utilization may fall short of anticipated levels. Variable lease revenue recognized from usage-based operating lease arrangements has been included in our operating lease metrics herein. Operating lease revenue has grown at a faster rate than overall systems revenue and was $377 million, $277 million, and $177 million for the years ended December 31, 2022, 2021, and 2020, respectively, of which $133 million, $78 million, and $28 million, respectively, was variable lease revenue. As revenue for fixed-payment and usage-based operating lease arrangements is recognized over time, total systems revenue growth is reduced in a period when the number of operating lease placements increases as a proportion of total system placements. Generally, lease transactions generate similar gross margins as our sale transactions.
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
Our exposure to the credit risks relating to our lease financing arrangements may increase if our customers are adversely affected by changes in healthcare laws, coverage and reimbursement, economic pressures or uncertainty, or other customer-specific factors. As a result of these macroeconomic factors impacting our customers, we may be exposed to defaults under our lease financing arrangements. Moreover, usage-based operating lease arrangements generally contain no minimum payments; therefore, customers may exit such arrangements without paying a financial penalty to us.
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
Systems Revenue
System placements are driven by procedure growth in most markets. In some markets, system placements are constrained by regulation. In geographies where da Vinci procedure adoption is in an early stage or system placements are constrained by regulation, system sales will precede procedure growth. System placements also vary due to seasonality, largely aligned with hospital budgeting cycles. On an annual basis, we typically place a higher proportion of systems in the fourth quarter and a lower proportion in the first quarter as customer budgets are reset. Systems revenue is also affected by the proportion of system placements under operating lease arrangements, operating lease revenue, Lease Buyouts, product mix, ASPs, trade-in activities, and customer mix. Systems revenue declined 1% to $1.68 billion in 2022. Systems revenue grew 44% to $1.69 billion in 2021. Systems revenue declined 12% to $1.18 billion in 2020.
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

Clearances, Approvals, and Certifications
We have generally obtained the regulatory clearances, approvals, and certifications required to market our products associated with our da Vinci Surgical Multiport Systems (S, Si, Xi, and X systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. Since 2021, we have obtained regulatory clearances, approvals, and certifications for the following products:
•In September 2023, we received regulatory clearances in South Korea for our Ion endoluminal system. We expect the introduction of the Ion system in South Korea to be extended as we refine our training pathways in the region and gather local clinical and economic data. In March 2023, we obtained European certification for our Ion endoluminal system. In Europe, we plan to initially focus on the United Kingdom (“UK”) market and on the collection of clinical data in support of our European reimbursement strategy. The Ion system previously received FDA clearance in the U.S. in 2019.
•Following approval in June 2023 by China’s National Medical Products Administration (“NMPA”) for a local version of the da Vinci Xi surgical system, in August 2023, our Intuitive-Fosun Pharma joint venture received a manufacturing license that permits the joint venture to manufacture the da Vinci Xi surgical system for sale to customers in China.
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
In June 2023, the China National Health Commission published the 14th five-year plan quota for major medical equipment to be sold in China on its official website (the “2023 Quota”). Under the 2023 Quota, the government will allow for the sale of 559 new surgical robots into China, which could include da Vinci surgical systems as well as surgical systems introduced by others. As of September 30, 2023, including systems that were sold in prior quarters, we have placed 66 da Vinci surgical systems under the 2023 Quota, and we believe that 15 system quotas are no longer available; therefore, 478 surgical robots should still be available for sale under the 2023 Quota. Future sales of da Vinci surgical systems under this and any previously published open quotas are uncertain, as they are open to other medical device companies that have introduced robotic-assisted surgical systems and are dependent on hospitals completing a tender process and receiving associated approvals. Also, our ability to track the number of systems that could be sold under these quotas in the future will be limited by provincial and national agencies making such information publicly available.
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

We use the number and type of procedures as metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Management believes that the number and type of procedures provide meaningful supplemental information regarding our performance, as management believes procedure volume is an indicator of the rate of adoption of robotic-assisted medical procedures as well as an indicator of future revenue (including revenue from usage-based operating lease arrangements). Management believes that both it and investors benefit from referring to the number and type of procedures in assessing our performance and when planning, forecasting, and analyzing future periods. The number and type of procedures also facilitate management’s internal comparisons of our historical performance. We believe that the number and type of procedures are useful to investors as metrics, because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and (2) they are used by institutional investors and the analyst community to help them analyze the performance of our business. The vast majority of our installed systems are connected via the internet. System logs can also be accessed by field engineers for systems that are not connected to the internet. We utilize certain methods that rely on information collected from the installed systems for determining the number and type of procedures performed that involve estimates and judgments, which are, by their nature, subject to substantial uncertainties and assumptions. Estimates and judgments for determining the number and type of procedures may be impacted over time by various factors, including changes in treatment modalities, hospital and distributor reporting behavior, and system internet connectivity. Such estimates and judgments are also susceptible to algorithmic or other technical errors. In addition, the relationship between the number and type of procedures and our revenues may fluctuate from period to period, and procedure volume growth may not correspond to an increase in revenue. The number and type of procedures are not intended to be considered in isolation or as a substitute for, or superior to, revenue or other financial information prepared and presented in accordance with GAAP.
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

Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 19% for the three months ended September 30, 2023, compared to approximately 20% for the three months ended September 30, 2022. Total da Vinci procedures performed by our customers grew approximately 22% for the nine months ended September 30, 2023, compared to approximately 18% for the nine months ended September 30, 2022. The growth in the third quarter 2022 procedure results partially reflect disruption caused by the COVID-19 pandemic in the comparative third quarter 2021 procedure results. The third quarter 2023 procedure growth was largely attributable to growth in U.S. general surgery, OUS urologic surgery, OUS general surgery, and U.S. gynecologic surgery.
U.S. Procedures. U.S. da Vinci procedures grew approximately 17% for the three months ended September 30, 2023, compared to approximately 18% for the three months ended September 30, 2022. U.S. da Vinci procedures grew approximately 20% for the nine months ended September 30, 2023, compared to approximately 15% for the nine months ended September 30, 2022. The growth in the third quarter 2022 procedure results partially reflect disruption caused by the COVID-19 pandemic in the comparative third quarter 2021 procedure results. The third quarter 2023 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably cholecystectomy and hernia repair procedures. Growth in bariatric procedures slowed during the second and third quarters of 2023, as compared to the growth we have experienced in recent prior quarters. It is unclear whether the slowing growth is a temporary pause as patients evaluate new drug therapies or if growth in U.S. bariatric procedures will continue to slow in future periods. Growth in the more mature gynecologic procedure category was more moderate but continued to exceed our recent historical trends.
OUS Procedures. OUS da Vinci procedures grew approximately 24% for the three months ended September 30, 2023, compared to approximately 24% for the three months ended September 30, 2022. OUS da Vinci procedures grew approximately 27% for the nine months ended September 30, 2023, compared to approximately 24% for the nine months ended September 30, 2022. The growth in the third quarter 2022 procedure results partially reflect disruption caused by the COVID-19 pandemic in the comparative third quarter 2021 procedure results. The third quarter 2023 OUS procedure growth was driven by continued growth in urologic procedures, including prostatectomies and partial nephrectomies, and earlier stage growth in general surgery (particularly colorectal) and gynecologic procedures. The third quarter 2023 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. We saw strong procedure growth in Japan, Germany, and the UK during the third quarter of 2023. We believe that growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures as well as increased surgeon training.
System Demand
We placed 312 da Vinci surgical systems in the third quarter of 2023, compared to 305 systems in the third quarter of 2022. The increase in system placements reflects an increase in demand for additional capacity by our customers as a result of procedure growth. This increase was partially offset by the impacts of a smaller number of third generation da Vinci systems available for trade-in and the macroeconomic challenges impacting our customers. We continue to see our customers challenged by staffing shortages, inflation, debt servicing costs, and other financial pressures, particularly in the U.S. As a result, we expect our customers to continue to be cautious in their overall capital spending. In addition, in July 2023, the Chinese government launched a one-year anti-corruption campaign targeting the healthcare sector. As a result of this anti-corruption campaign, medical device companies, including our Company, have experienced longer timelines in completing the tender process for capital equipment in China. In the third quarter of 2023, the effect of this anti-corruption campaign contributed to fewer systems being placed in China, and we expect tender delays to continue to impact system placements in China in the fourth quarter of 2023. Currently, the extent of the impact of this anti-corruption campaign on our business remains uncertain.
We expect that future placements of da Vinci surgical systems will be impacted by a number of factors: supply chain risks; economic and geopolitical factors; inflationary pressures; rising interest rates; hospital staffing shortages; the impact of the current COVID-19 pandemic, as noted in the COVID-19 Pandemic section above; the hospital response to the evolving healthcare environment; procedure growth rates; hospital consolidation trends; evolving system utilization and point of care dynamics; capital replacement trends, including a declining number of older generation systems available for trade-in transactions; additional reimbursements in various global markets, such as in Japan; the timing around governmental tenders and authorizations, as well as governmental actions impacting the tender process, such as the anti-corruption campaign in China; the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci Xi, X, and SP surgical systems and related instruments; and the market response. Market acceptance of our da Vinci SP surgical system and the nature and timing of additional da Vinci SP regulatory indications may also impact future system placements.

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

Third Quarter 2023 Operational and Financial Highlights
•Total revenue increased by 12% to $1.74 billion for the three months ended September 30, 2023, compared to $1.56 billion for the three months ended September 30, 2022.
•Approximately 567,000 da Vinci procedures were performed during the three months ended September 30, 2023, an increase of 19% compared to approximately 475,000 da Vinci procedures for the three months ended September 30, 2022.
•Approximately 14,500 Ion procedures were performed during the three months ended September 30, 2023, an increase of 125% compared to approximately 6,500 Ion procedures for the three months ended September 30, 2022.
•Instruments and accessories revenue increased by 23% to $1.07 billion for the three months ended September 30, 2023, compared to $0.87 billion for the three months ended September 30, 2022.
•Systems revenue decreased by 11% to $379 million for the three months ended September 30, 2023, compared to $426 million during the three months ended September 30, 2022.
•During the three months ended September 30, 2023, we placed 312 da Vinci surgical systems compared to 305 systems during the three months ended September 30, 2022.
•As of September 30, 2023, we had a da Vinci surgical system installed base of approximately 8,285 systems, an increase of 13% compared to the installed base of approximately 7,364 systems as of September 30, 2022.
•Utilization of da Vinci surgical systems, measured in terms of procedures per system per year, increased 6% relative to the third quarter of 2022.
•During the three months ended September 30, 2023, we placed 55 Ion systems compared to 50 systems during the three months ended September 30, 2022.
•As of September 30, 2023, we had an Ion system installed base of approximately 490 systems, an increase of 93% compared to the installed base of approximately 254 systems as of September 30, 2022.
•Gross profit as a percentage of revenue was 66.9% for the three months ended September 30, 2023, compared to 67.6% for the three months ended September 30, 2022.
•Operating income increased by 17% to $466 million for the three months ended September 30, 2023, compared to $399 million during the three months ended September 30, 2022. Operating income included $157 million and $139 million of share-based compensation expense related to employee stock plans and $12.6 million and $8.2 million of intangible asset-related charges for the three months ended September 30, 2023, and 2022, respectively.
•As of September 30, 2023, we had $7.52 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $0.78 billion, compared to $6.74 billion as of December 31, 2022, primarily as a result of cash provided by operating activities, proceeds from stock option exercises and employee stock purchases, and unrealized gains on interest bearing debt securities classified as available for sale, partially offset by cash used in capital expenditures, share repurchases of $0.35 billion, and taxes paid related to net share settlements of equity awards.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	% of Total Revenue	2022	% of Total Revenue	2023	% of Total Revenue	2022	% of Total Revenue
Revenue:
Product	$1,450.8	83%	$1,297.5	83%	$4,332.4	83%	$3,806.3	83%
Service	292.9	17%	259.9	17%	863.4	17%	760.9	17%
Total revenue	1,743.7	100%	1,557.4	100%	5,195.8	100%	4,567.2	100%
Cost of revenue:
Product	489.5	28%	421.6	27%	1,480.5	29%	1,239.9	27%
Service	87.0	5%	83.7	5%	263.2	5%	242.2	5%
Total cost of revenue	576.5	33%	505.3	32%	1,743.7	34%	1,482.1	32%
Product gross profit	961.3	55%	875.9	56%	2,851.9	54%	2,566.4	56%
Service gross profit	205.9	12%	176.2	12%	600.2	12%	518.7	12%
Gross profit	1,167.2	67%	1,052.1	68%	3,452.1	66%	3,085.1	68%
Operating expenses:
Selling, general and administrative	452.0	26%	436.1	28%	1,396.8	27%	1,245.6	27%
Research and development	249.4	14%	217.1	14%	738.7	14%	634.9	15%
Total operating expenses	701.4	40%	653.2	42%	2,135.5	41%	1,880.5	42%
Income from operations	465.8	27%	398.9	26%	1,316.6	25%	1,204.6	26%
Interest and other income, net	56.2	3%	3.9	—%	126.4	2%	7.5	—%
Income before taxes	522.0	30%	402.8	26%	1,443.0	27%	1,212.1	26%
Income tax expense	102.2	6%	78.1	5%	236.4	4%	204.4	4%
Net income	419.8	24%	324.7	21%	1,206.6	23%	1,007.7	22%
Less: net income attributable to noncontrolling interest in joint venture	4.1	—%	0.7	—%	14.8	—%	10.3	—%
Net income attributable to Intuitive Surgical, Inc.	$415.7	24%	$324.0	21%	$1,191.8	23%	$997.4	22%
Total Revenue
Total revenue increased by 12% to $1.74 billion for the three months ended September 30, 2023, compared to $1.56 billion for the three months ended September 30, 2022, resulting from 23% higher instruments and accessories revenue and 13% higher service revenue, partially offset by 11% lower systems revenue.
Total revenue increased by 14% to $5.20 billion for the nine months ended September 30, 2023, compared to $4.57 billion for the nine months ended September 30, 2022, resulting from 22% higher instruments and accessories revenue and 13% higher service revenue, partially offset by 2% lower systems revenue.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 24% and 25% for the three and nine months ended September 30, 2023, respectively, and 22% and 23% for the three and nine months ended September 30, 2022, respectively. We generally sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations, as determined by comparing current period revenue in USD to current period revenue in local currency using the same foreign exchange rates as the prior year same period, net of the impacts from foreign currency hedging, had a favorable impact on OUS total revenue of $8 million and an unfavorable impact on OUS total revenue of $49 million for the three months ended September 30, 2023, and 2022, respectively. Foreign currency rate fluctuations, net of the impacts from foreign currency hedging, had an unfavorable impact on OUS total revenue of $38 million and an unfavorable impact on OUS total revenue of $102 million for the nine months ended September 30, 2023, and 2022, respectively.

Revenue generated in the U.S. accounted for 68% and 66% of total revenue in the three and nine months ended September 30, 2023, respectively, and 70% and 67% of total revenue in the three and nine months ended September 30, 2022, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.
The following table summarizes our revenue and system unit placements for the three and nine months ended September 30, 2023, and 2022, respectively (in millions, except percentages and unit placements):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Instruments and accessories	$1,071.4	$871.6	$3,132.9	$2,577.2
Systems	379.4	425.9	1,199.5	1,229.1
Total product revenue	1,450.8	1,297.5	4,332.4	3,806.3
Services	292.9	259.9	863.4	760.9
Total revenue	$1,743.7	$1,557.4	$5,195.8	$4,567.2

U.S.	$1,180.2	$1,083.0	$3,432.6	$3,058.9
OUS	563.5	474.4	1,763.2	1,508.3
Total revenue	$1,743.7	$1,557.4	$5,195.8	$4,567.2
% of Revenue – U.S.	68%	70%	66%	67%
% of Revenue – OUS	32%	30%	34%	33%

Instruments and accessories	$1,071.4	$871.6	$3,132.9	$2,577.2
Services	292.9	259.9	863.4	760.9
Operating lease revenue	127.1	97.5	361.8	273.7
Total recurring revenue	$1,491.4	$1,229.0	$4,358.1	$3,611.8
% of Total revenue	86%	79%	84%	79%

Da Vinci Surgical System Placements by Region
U.S. unit placements	159	175	457	511
OUS unit placements	153	130	498	384
Total unit placements*	312	305	955	895
*Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	70	59	212	192
*Systems placed under usage-based operating lease arrangements (included in total unit placements)	93	54	246	146

Da Vinci Surgical System Placements involving System Trade-ins
Unit placements involving trade-ins	62	71	189	235
Unit placements not involving trade-ins	250	234	766	660

Ion System Placements**	55	50	169	125
**Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	17	19	49	50
**Systems placed under usage-based operating lease arrangements (included in total unit placements)	10	8	39	17

Product Revenue
Three Months Ended September 30, 2023
Product revenue increased by 12% to $1.45 billion for the three months ended September 30, 2023, compared to $1.30 billion for the three months ended September 30, 2022.
Instruments and accessories revenue increased by 23% to $1.07 billion for the three months ended September 30, 2023, compared to $0.87 billion for the three months ended September 30, 2022. The increase in instruments and accessories revenue was primarily driven by approximately 19% higher da Vinci procedure volume and higher pricing for instruments and accessories, partially offset by customer buying patterns. The third quarter 2023 U.S. da Vinci procedure growth was approximately 17%, driven by growth in general surgery procedures, most notably cholecystectomy and hernia repair procedures, as well as moderate growth in the more mature gynecologic procedure category. The third quarter 2023 OUS da Vinci procedure growth was approximately 24%, driven by continued growth in urologic procedures, including prostatectomies and partial nephrectomies, and earlier stage growth in general surgery (particularly colorectal) and gynecologic procedures. Geographically, the third quarter 2023 OUS da Vinci procedure growth was driven by procedure expansion in a number of markets with particular strength in Japan, Germany, and the UK.
Systems revenue was $379 million for the three months ended September 30, 2023, compared to $426 million for the three months ended September 30, 2022. The lower third quarter 2023 system revenue was primarily driven by a higher proportion of da Vinci system placements under operating leases (partially offset by more systems placements), lower third quarter 2023 ASPs, and lower sales-type lease revenue, partially offset by higher operating lease revenue.
During the third quarter of 2023, 312 da Vinci surgical systems were placed compared to 305 systems during the third quarter of 2022. By geography, 159 systems were placed in the U.S., 60 in Europe, 72 in Asia, and 21 in other markets during the third quarter of 2023, compared to 175 systems placed in the U.S., 54 in Europe, 64 in Asia, and 12 in other markets during the third quarter of 2022. The increase in system placements was primarily driven by the demand for additional capacity by our customers due to the procedure growth, partially offset by a smaller number of third generation da Vinci systems available for trade-in, the macroeconomic challenges impacting our U.S. customers, and the effect of the anti-corruption campaign in China. As of September 30, 2023, we had a da Vinci surgical system installed base of approximately 8,285 systems, compared to an installed base of approximately 7,364 systems as of September 30, 2022. The incremental system placements reflect continued procedure growth and further customer validation that robotic-assisted surgery addresses their quadruple aim objectives.
The following table summarizes our da Vinci system placements and systems installed at customers under leasing arrangements for three months ended September 30, 2023, and 2022:

	Three Months Ended September 30,
	2023	2022
Da Vinci System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	70	59
Usage-based operating lease arrangements	93	54
Total da Vinci system placements under operating lease arrangements	163	113
% of Total da Vinci system placements	52%	37%
Sales-type lease arrangements	11	17
Total da Vinci system placements under leasing arrangements	174	130

Da Vinci System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	1,151	967
Usage-based operating lease arrangements	913	595
Total da Vinci system installed base under operating leasing arrangements	2,064	1,562
Operating lease revenue, including the contribution from Ion systems, was $127 million for the three months ended September 30, 2023, compared to $98 million for the three months ended September 30, 2022. Revenue from Lease Buyouts was $17.2 million for the three months ended September 30, 2023, compared to $17.4 million for the three months ended September 30, 2022. We expect revenue from Lease Buyouts to fluctuate from period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements and Ion systems, was approximately $1.40 million for the three months ended September 30, 2023, compared to approximately $1.50 million for the three months ended September 30, 2022. The lower third quarter 2023 ASP was largely driven by higher pricing discounts and unfavorable geographic mix. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
During the third quarter of 2023, 55 Ion systems were placed compared to 50 systems during the third quarter of 2022. As of September 30, 2023, we had an Ion system installed base of approximately 490 systems, compared to an installed base of approximately 254 systems as of September 30, 2022.
The following table summarizes our Ion system placements and systems installed at customers under leasing arrangements for three months ended September 30, 2023, and 2022:

	Three Months Ended September 30,
	2023	2022
Ion System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	17	19
Usage-based operating lease arrangements	10	8
Total Ion system placements under operating lease arrangements	27	27
% of Total Ion system placements	49%	54%
Sales-type leases	—	2
Total Ion system placements under leasing arrangements	27	29

Ion System Installed Base under Operating Leasing Arrangements
Total Ion system installed base under leasing arrangements	194	112
Nine Months Ended September 30, 2023
Product revenue increased by 14% to $4.33 billion for the nine months ended September 30, 2023, compared to $3.81 billion for the nine months ended September 30, 2022.
Instruments and accessories revenue increased by 22% to $3.13 billion for the nine months ended September 30, 2023, compared to $2.58 billion for the nine months ended September 30, 2022. The increase in instruments and accessories revenue was primarily driven by approximately 22% higher da Vinci procedure volume and higher pricing for instruments and accessories, partially offset by customer buying patterns and unfavorable foreign currency impacts. The year-to-date 2023 U.S. da Vinci procedure growth was approximately 20%, driven by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and bariatric procedures, as well as moderate growth in the more mature gynecologic procedure category. The year-to-date 2023 OUS da Vinci procedure growth was approximately 27%, driven by continued growth in urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and earlier stage growth in general surgery (particularly colorectal) and gynecologic procedures. Both growth rates were impacted by the disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. Geographically, the year-to-date 2023 OUS da Vinci procedure growth was driven by procedure expansion in a number of markets with particular strength in Japan, Germany, China, and the UK.
Systems revenue decreased by 2% to $1.20 billion for the nine months ended September 30, 2023, compared to $1.23 billion for the nine months ended September 30, 2022. The lower year-to-date 2023 system revenue was primarily driven by lower sales-type lease revenue, lower year-to-date 2023 ASPs, and a higher proportion of da Vinci system placements under operating leases (partially offset by more systems placements), partially offset by higher operating lease revenue.
During the nine months ended September 30, 2023, a total of 955 da Vinci surgical systems were placed compared to 895 systems during the nine months ended September 30, 2022. By geography, 457 systems were placed in the U.S., 237 in Europe, 195 in Asia, and 66 in other markets during the nine months ended September 30, 2023, compared to 511 systems placed in the U.S., 210 in Europe, 152 in Asia, and 22 in other markets during the nine months ended September 30, 2022. The increase in system placements was primarily driven by the demand for additional capacity by our customers due to the procedure growth, partially offset by a smaller number of third generation da Vinci systems available for trade-in along with the macroeconomic challenges impacting our U.S. customers.

The following table summarizes our da Vinci system placements under leasing arrangements for nine months ended September 30, 2023, and 2022:

	Nine Months Ended September 30,
	2023	2022
Da Vinci System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	212	192
Usage-based operating lease arrangements	246	146
Total da Vinci system placements under operating lease arrangements	458	338
% of Total da Vinci system placements	48%	38%
Sales-type lease arrangements	31	72
Total da Vinci system placements under leasing arrangements	489	410
Operating lease revenue, including the impact of Ion systems, was $362 million for the nine months ended September 30, 2023, compared to $274 million for the nine months ended September 30, 2022. Revenue from Lease Buyouts was $53.5 million for the nine months ended September 30, 2023, compared to $55.4 million for the nine months ended September 30, 2022. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci surgical system ASP, excluding the impact of systems placed under fixed-payment or usage-based operating lease arrangements and Ion systems, was approximately $1.42 million for the nine months ended September 30, 2023, compared to approximately $1.52 million for the nine months ended September 30, 2022. The lower year-to-date 2023 ASP was largely driven by higher pricing discounts, unfavorable product mix, foreign currency impacts, and unfavorable geographic mix, partially offset by fewer trade-ins. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
The following table summarizes our Ion system placements under leasing arrangements for nine months ended September 30, 2023, and 2022:

	Nine Months Ended September 30,
	2023	2022
Ion System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	49	50
Usage-based operating lease arrangements	39	17
Total Ion system placements under operating lease arrangements	88	67
% of Total Ion system placements	52%	54%
Sales-type lease arrangements	5	7
Total Ion system placements under leasing arrangements	93	74
Service Revenue
Service revenue increased by 13% to $293 million for the three months ended September 30, 2023, compared to $260 million for the three months ended September 30, 2022. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue.
Service revenue increased by 13% to $863 million for the nine months ended September 30, 2023, compared to $761 million for the nine months ended September 30, 2022. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue, partially offset by unfavorable foreign currency impacts.
Gross Profit
Product gross profit for the three months ended September 30, 2023, increased by 10% to $961 million, representing 66.3% of product revenue, compared to $876 million, representing 67.5% of product revenue, for the three months ended September 30, 2022. The higher product gross profit for the three months ended September 30, 2023, was primarily driven by higher product revenue, partially offset by lower product gross profit margin. The lower product gross profit margin for the three months ended September 30, 2023, was primarily driven by lower third quarter 2023 system ASPs, an unfavorable product mix, and higher costs related to scrap and components, partially offset by higher pricing for instruments and accessories.

Product gross profit for the nine months ended September 30, 2023, increased by 11% to $2.85 billion, representing 65.8% of product revenue, compared to $2.57 billion, representing 67.4% of product revenue, for the nine months ended September 30, 2022. The higher product gross profit for the nine months ended September 30, 2023, was primarily driven by higher product revenue, partially offset by lower product gross profit margin. The lower product gross profit margin for the nine months ended September 30, 2023, was primarily driven by lower year-to-date 2023 system ASPs, an unfavorable product mix, higher costs related to scrap and components, and increased inventory reserves, partially offset by higher pricing for instruments and accessories.
Product gross profit for the three and nine months ended September 30, 2023, included share-based compensation expense of $22.6 million and $60.3 million, respectively, compared with $22.0 million and $61.0 million for the three and nine months ended September 30, 2022, respectively. Product gross profit for the three and nine months ended September 30, 2023, included intangible assets amortization expense of $3.6 million and $10.1 million, respectively, compared with $5.1 million and $12.4 million for the three and nine months ended September 30, 2022, respectively.
Service gross profit for the three months ended September 30, 2023, increased by 17% to $206 million, representing 70.3% of service revenue, compared to $176 million, representing 67.8% of service revenue, for the three months ended September 30, 2022. The higher service gross profit for the three months ended September 30, 2023, was primarily driven by higher service revenue, reflecting a larger installed base of systems, and higher service gross profit margin. The higher service gross profit margin for the three months ended September 30, 2023, was primarily driven by lower average repair costs and favorable impacts from leveraging volume of repairs.
Service gross profit for the nine months ended September 30, 2023, increased by 16% to $600 million, representing 69.5% of service revenue, compared to $519 million, representing 68.2% of service revenue, for the nine months ended September 30, 2022. The higher service gross profit for the nine months ended September 30, 2023, was primarily driven by higher service revenue, reflecting a larger installed base of systems, and higher service gross profit margin. The higher service gross profit margin for the nine months ended September 30, 2023, was primarily driven by favorable impacts from leveraging volume of repairs.
Service gross profit for the three and nine months ended September 30, 2023, included share-based compensation expense of $7.3 million and $21.3 million, respectively, compared with $6.3 million and $17.7 million for the three and nine months ended September 30, 2022, respectively. Service gross profit for the three and nine months ended September 30, 2023, included intangible assets amortization expense of $0.1 million and $0.5 million, respectively, compared with $0.8 million and $1.2 million for the three and nine months ended September 30, 2022, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, trade show expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended September 30, 2023, increased by 4% to $452 million, compared to $436 million for the three months ended September 30, 2022. The increase in selling, general and administrative expenses for the three months ended September 30, 2023, was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense as well as higher variable compensation, and higher travel and training expenses, partially offset by lower legal costs.
Selling, general and administrative expenses for the nine months ended September 30, 2023, increased by 12% to $1.40 billion, compared to $1.25 billion for the nine months ended September 30, 2022. The increase in selling, general and administrative expenses for the nine months ended September 30, 2023, was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense as well as higher variable compensation, and higher travel, training, and marketing expenses, partially offset by lower legal costs.
Selling, general and administrative expenses for the three and nine months ended September 30, 2023, included share-based compensation expense of $71.9 million and $206.6 million, respectively, compared with $68.0 million and $191.0 million for the three and nine months ended September 30, 2022, respectively. Selling, general and administrative expenses for the three and nine months ended September 30, 2023, included intangible assets amortization expense of $0.8 million and $2.5 million, respectively, compared with $1.4 million and $4.6 million for the three and nine months ended September 30, 2022, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products. Our main product development initiatives include multi-port, Ion, and SP platform investments and our digital products and services.

Research and development expenses for the three months ended September 30, 2023, increased by 15% to $249 million, compared to $217 million for the three months ended September 30, 2022. The increase in research and development expenses for the three months ended September 30, 2023, was primarily driven by higher personnel-related expenses, including share-based compensation expense, and higher intangible asset-related charges.
Research and development expenses for the nine months ended September 30, 2023, increased by 16% to $739 million, compared to $635 million for the nine months ended September 30, 2022. The increase in research and development expenses for the nine months ended September 30, 2023, was primarily driven by higher personnel-related expenses, including share-based compensation expense, and other project costs incurred to support a broader set of product development initiatives, including future generations of robotics, Ion and SP platform investments, and digital investments.
Research and development expenses for the three and nine months ended September 30, 2023, included share-based compensation expense of $55.3 million and $157.7 million, respectively, compared with $42.3 million and $117.6 million for the three and nine months ended September 30, 2022, respectively. Research and development expenses for the three and nine months ended September 30, 2023, included intangible asset charges of $8.1 million and $11.0 million, respectively, compared with $0.9 million and $11.9 million for the three and nine months ended September 30, 2022, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest And Other Income, Net
Interest and other income, net, for the three months ended September 30, 2023, and 2022, increased by 1,341% to $56.2 million, compared to $3.9 million for the three months ended September 30, 2022. The increase in interest and other income, net, for the three months ended September 30, 2023, was primarily driven by higher interest income earned due to an increase in average interest rates (despite lower average cash and investment balances), as well as lower foreign exchange losses.
Interest and other income, net, for the nine months ended September 30, 2023, increased by 1,585% to $126.4 million, compared to $7.5 million for nine months ended September 30, 2022. The increase in interest and other income, net, for the nine months ended September 30, 2023, was primarily driven by higher interest income earned due to an increase in average interest rates (despite lower average cash and investment balances), lower foreign exchange losses, and lower unrealized losses on investments resulting from strategic arrangements.
Income Tax Expense
Income tax expense for the three months ended September 30, 2023, was $102.2 million, or 19.6% of income before taxes, compared to $78.1 million, or 19.4% of income before taxes, for the three months ended September 30, 2022. Income tax expense for the nine months ended September 30, 2023, was $236.4 million, or 16.4% of income before taxes, compared to $204.4 million, or 16.9% of income before taxes, for the nine months ended September 30, 2022.
Our effective tax rates for the three and nine months ended September 30, 2023, and 2022, differed from the U.S. federal statutory rate of 21% primarily due to the tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of the federal benefit).
Our higher effective tax rate for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, was primarily due to a lower tax rate benefit from excess tax benefits, as discussed below, partially offset by a more favorable jurisdictional earnings mix.
Our provision for income taxes for the three months ended September 30, 2023, and 2022, included excess tax benefits associated with employee equity plans of $22.0 million and $18.1 million, respectively, which reduced our effective tax rate by 4.2 and 4.5 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under GAAP, which results in increased income tax expense volatility.
Our lower effective tax rate for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to a more favorable jurisdictional earnings mix, partially offset by a lower tax rate benefit from excess tax benefits, as discussed below.
Our provision for income taxes for the nine months ended September 30, 2023, and 2022, included excess tax benefits associated with employee equity plans of $86.2 million and $80.4 million, respectively, which reduced our effective tax rate by 6.0 and 6.6 percentage points, respectively.

On August 16, 2022, the Inflation Reduction Act was enacted in the U.S. and introduced a 15% alternative minimum tax based on the financial statement income of the CAMT, effective January 1, 2023. There is no impact on our provision for income taxes from the CAMT for the three and nine months ended September 30, 2023.
We file federal, state, and foreign income tax returns in many jurisdictions in the U.S. and OUS. Years before 2016 are considered closed for most significant jurisdictions. Certain of our unrecognized tax benefits could change due to activities of various tax authorities, including evolving interpretations of existing tax laws in the jurisdictions in which we operate, potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect our effective tax rate in the period in which they change. Due to the uncertainty related to the timing and potential outcome of audits, we cannot estimate the range of reasonably possible changes in unrecognized tax benefits that may occur in the next 12 months.
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
Net Income Attributable to Noncontrolling Interest in Joint Venture
Net income attributable to noncontrolling interest in Joint Venture for the three months ended September 30, 2023, and 2022, was $4.1 million and $0.7 million, respectively.
Net income attributable to noncontrolling interest in Joint Venture for the nine months ended September 30, 2023, and 2022, was $14.8 million and $10.3 million, respectively.
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
Our principal source of liquidity is cash provided by operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased by $0.78 billion to $7.52 billion as of September 30, 2023, from $6.74 billion as of December 31, 2022, primarily as a result of cash provided by operating activities, proceeds from stock option exercises and employee stock purchases, and unrealized gains on interest bearing debt securities classified as available for sale, partially offset by cash used in capital expenditures, share repurchases of $0.35 billion, and taxes paid related to net share settlements of equity awards.
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
Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the nine months ended September 30, 2023, and 2022 (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$1,585.5	$1,052.9
Investing activities	684.1	796.0
Financing activities	(256.1)	(1,608.8)
Effect of exchange rates on cash, cash equivalents, and restricted cash	8.7	7.9
Net increase in cash, cash equivalents, and restricted cash	$2,022.2	$248.0

Operating Activities
For the nine months ended September 30, 2023, net cash provided by operating activities of $1.59 billion exceeded our net income of $1.21 billion, primarily due to the following factors:
1.Our net income included non-cash charges of $717 million, consisting primarily of the following significant items: share-based compensation of $442 million; depreciation expense and losses on the disposal of property, plant, and equipment of $284 million; changes in deferred income taxes of $(61) million; and deferred commission amortization of $23 million.
2.The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $338 million of cash used in operating activities during the nine months ended September 30, 2023. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $528 million, primarily to address the growth in the business as well as to mitigate risks of disruption that could arise from global supply chain shortages. Refer to Note 4 to the Financial Statements for further details in the supplemental cash flow information. Accrued compensation and employee benefits decreased by $27 million, primarily due to payments of 2022 incentive compensation. The unfavorable impact of these items on cash provided by operating activities was partially offset by a $172 million increase in other accrued liabilities, primarily due to an increase in income taxes payable from the timing of income tax payments as a result of tax relief availed to federally declared disaster areas, partially offset by payments of litigation-related fees, a $38 million decrease in prepaid expenses and other assets increased, primarily due to a decrease in net investments in sales-type leases, and a $28 million increase in accounts payable, primarily due to the timing of billing and payments.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2023, consisted primarily of proceeds from maturities and sales of investments, net of purchases, of $1.32 billion, partially offset by $629 million paid for the acquisition of property, plant, and equipment. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023, consisted primarily of cash used in the repurchase of approximately 1.5 million shares of our common stock for $350 million and taxes paid on behalf of employees related to net share settlements of equity awards of $155 million, partially offset by proceeds from stock option exercises and employee stock purchases of $252 million.
Capital Expenditures
Our capital expenditures are increasing as we continue to build the Company to supply our customers with highly differentiated products manufactured in highly automated factories to facilitate outstanding performance in product quality, availability, and cost. A significant portion of this investment involves the construction of facilities to expand our manufacturing and commercial capabilities. We have also been vertically integrating key technologies to develop a more robust supply chain and bring important products to market at attractive price points. These investments include increased ownership of our imaging pipelines and investments in strategic instruments and accessories technologies that allow us to serve our customers better. We expect these capital investments to increase significantly in 2023 to a range between $900 million and $1 billion, over half of which will be facilities-related investments. We intend to fund these capital investments with cash generated from operations.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended September 30, 2023, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
RISKS RELATING TO OUR BUSINESS
MACROECONOMIC CONDITIONS COULD HAVE A MATERIALLY ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
Macroeconomic conditions, such as high inflation, changes to monetary policy, high interest rates, volatile currency exchange rates, credit and sovereign debt concerns in certain European countries, concerns about slowed growth in China and other OUS markets, decreasing consumer confidence and spending, including capital spending, concerns about the stability and liquidity of certain financial institutions, and global or local recessions can adversely impact demand for our products, which could negatively impact our business, financial condition, or results of operations. Recent macroeconomic conditions have been adversely impacted by political instability and military hostilities in multiple geographies (including the conflict between Ukraine and Russia and the conflict in Israel), monetary and financial uncertainties, and the ongoing COVID-19 pandemic. The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have, and may continue to, result in higher inflation in the U.S. and globally, which is likely, in turn, to lead to an increase in costs and may cause changes in fiscal and monetary policy, including additional increased interest rates. Other adverse impacts of recent macroeconomic conditions have been, and may continue to be, supply chain constraints, logistics challenges, liquidity concerns in the broader financial services industry, and fluctuations in labor availability.
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
WE ARE SUBJECT TO A VARIETY OF RISKS DUE TO OUR OPERATIONS OUTSIDE OF THE U.S.
We manufacture, perform research and development activities, and distribute our products in OUS markets. Revenue from OUS markets accounted for approximately 34%, 33%, and 33% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Our OUS operations are, and will continue to be, subject to a number of risks including:
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
•antitrust and anti-competition laws;
•economic weakness, including inflation, or political instability in particular foreign economies and markets, including exposure to a higher degree of financial risk if we extend credit to customers in these economies; and
•business interruptions due to natural disasters, outbreak of disease, climate change, armed conflicts, and other events beyond our control.
For example, in Israel, we have certain research and development operations primarily related to digital products. Depending on the length and extent of the conflict in Israel, there could be impacts to certain research and development timelines.
Also, we have increased, and will continue to increase, our operations in China. There is inherent risk, based on the complex relationships between China and the U.S., that political, diplomatic, military, or other events could result in business disruptions, including increased regulatory enforcement against companies, tariffs, trade embargoes, or export restrictions. Tariffs increase the cost of our products and the components and raw materials that go into making them. These increased costs adversely impact the gross margin that we earn on our products. Tariffs can also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Countries may also adopt other measures, such as controls on imports or exports of goods, technology, or data, which could adversely impact our operations and supply chain and limit our ability to offer our products and services as designed. These measures can require us to take various actions, including changing suppliers and restructuring business relationships. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming, disruptive to our operations and distracting to management. Such restrictions can be announced with little or no advance notice, and we may not be able to effectively mitigate all adverse impacts from such measures. Political uncertainty surrounding trade and other international disputes could also have a negative effect on consumer confidence and spending. Any of these events could reduce customer demand, increase the cost of our products and services, or otherwise have a materially adverse impact on our customers’ and suppliers’ businesses or results of operations.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended September 30, 2023:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
July 1 to July 31, 2023	—	$—	—	$1.1	billion
August 1 to August 31, 2023	—	$—	—	$1.1	billion
September 1 to September 30, 2023	—	$—	—	$1.1	billion
Total during quarter ended September 30, 2023	—	$—	—
(1) Since March 2009, we have had an active stock Repurchase Program. As of September 30, 2023, our Board had authorized an aggregate amount of up to $10.0 billion for stock repurchases, of which the most recent authorization occurred in July 2022, when our Board increased the authorized amount available under our stock Repurchase Program to $3.5 billion. The remaining $1.1 billion represents the amount available to repurchase shares under the authorized stock Repurchase Program as of September 30, 2023. The authorized stock Repurchase Program does not have an expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Plans
On August 11, 2023, Myriam J. Curet, M.D., F.A.C.S., the Company’s Chief Medical Officer, adopted a Rule 10b5-1 trading plan. Ms. Curet’s trading plan provides for the potential sale of up to 27,077 shares of the Company’s common stock, including the potential exercise and sale of up to 21,273 shares of the Company’s common stock subject to stock options, until August 12, 2024. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.

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
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

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
Date: October 20, 2023