Form 10-K
period 2023-12-31
INTUITIVE SURGICAL INC
filed 2024-01-31
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2023, based upon the closing price of Common Stock on such date as reported on The Nasdaq Global Select Market, was approximately $119.6 billion. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock as of January 25, 2024, was 352,325,863.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on or about April 25, 2024, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023.

INTUITIVE SURGICAL, INC.

INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Statements using words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to future results of operations, future financial condition, the expected impacts of COVID-19 on our business, financial condition, and results of operations, our financing plans and future capital requirements, our potential tax assets or liabilities, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: the overall macroeconomic environment, which may impact customer spending and our costs, including the levels of inflation and interest rates; the conflict in Ukraine; the conflict between Israel and Hamas; disruption to our supply chain, including increased difficulties in obtaining a sufficient supply of materials in the semiconductor and other markets; curtailed or delayed capital spending by hospitals; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that COVID-19 could lead to material delays and cancellations of, or reduced demand for, procedures; closures of our facilities; delays in surgeon training; delays in gathering clinical evidence; delays in obtaining new product approvals, clearances, or certifications from the U.S. Food and Drug Administration (“FDA”), comparable regulatory authorities, or notified bodies; diversion of resources to respond to COVID-19 outbreaks; the risk of our inability to comply with complex FDA and other regulations, which may result in significant enforcement actions; regulatory approvals, clearances, certifications, and restrictions or any dispute that may occur with any regulatory body; guidelines and recommendations in the healthcare and patient communities; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and market acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions; procedure counts; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; risks associated with our operations and any expansion outside of the United States; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole- and single-sourced suppliers; the results of legal proceedings to which we are or may become a party, including, but not limited to, product liability claims; adverse publicity regarding us and the safety of our products and adequacy of training; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements; and other risks and uncertainties, including those listed under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results may differ materially and adversely from those expressed in any forward-looking statement, and we undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law. Additional risks are described throughout this report, particularly in Part I, “Item 1A. Risk Factors,” and include, but are not limited to, those summarized on the following pages.

RISKS RELATING TO OUR BUSINESS
•Our markets are highly competitive, and customers may choose to purchase our competitors’ products or services or may not accept robotic-assisted medical procedures, which could result in reduced revenue and loss of market share.
•Macroeconomic conditions could materially adversely affect our business, financial condition, or results of operations.
•We are subject to a variety of risks due to our operations outside of the U.S.
•We are subject to litigation, investigations, and other legal proceedings relating to our products, customers, competitors, and government regulators that could materially adversely affect our financial condition, divert management’s attention, and harm our business.
•Our reliance on sole- and single-sourced suppliers and ability to purchase at acceptable prices a sufficient supply of materials could harm our ability to meet product demand in a timely manner or within budget.
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
•If our products contain defects or encounter performance problems, we may have to recall our products and our reputation may suffer.
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
•The failure to attract and retain key personnel could harm our ability to compete, and changes in our existing labor relationships could materially adversely impact our business, financial condition, or results of operations.
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
•Third parties may offer to sell to our customers remanufactured and/or unauthorized instruments and accessories or to service our systems, which could negatively impact safety, our financial results, and our reputation.
•Our business is subject to complex and evolving laws and regulations regarding privacy, data protection, and other matters relating to information collection.
•Ongoing and potential future global conflicts could adversely affect our business, financial condition, or results of operations.
•Incorporating artificial intelligence into our products, services, and operations may result in legal and regulatory risks or reputational harm or have other adverse consequences to our business, financial condition, or results of operations.
•We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.
•If we do not successfully manage our collaboration, licensing, joint venture, strategic alliance, or partnership arrangements with third parties, we may not realize the expected benefits from such arrangements, which may have a material adverse effect on our business, financial condition, or results of operations.
•If we fail to successfully acquire or integrate new businesses, products, and technology, we may not realize expected benefits, or our business may be harmed.

•We are exposed to credit risk and fluctuations in the market value of our investments.
•Changes in our effective tax rate may adversely affect our business, financial condition, or results of operations.
•Disruptions at the FDA and other government agencies or notified bodies could hinder their ability to hire, retain, or deploy personnel, or otherwise prevent products from being developed, cleared, certified, approved, or commercialized in a timely manner or at all, which may adversely affect our business, financial condition, or results of operations.
•We are subject to risks associated with real estate construction and development.
•Climate change, natural disasters, or other events beyond our control could disrupt our business, financial condition, or results of operations.
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
•We are subject to federal, state, and foreign laws governing our business practices, which, if violated, could result in substantial penalties. Additionally, challenges to, or investigation into, our practices could cause adverse publicity and be costly to respond to and, thus, could harm our business, financial condition, or results of operations.
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

PART I
ITEM 1.     BUSINESS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries. Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci Si®, da Vinci X®, da Vinci Xi®, da Vinci 5™, da Vinci SP®, EndoWrist®, Firefly®, Intuitive 3D Models™, Intuitive Hub™, Ion®, My Intuitive™, OnSite®, SimNow®, SureForm®, and SynchroSeal® are trademarks or registered trademarks of the Company.
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
Intuitive brings nearly three decades of experience and technical innovation to our robotic-assisted surgical solutions. While surgery and acute interventions have improved significantly in the past decades, there remains a significant need for better outcomes and decreased variability of these outcomes across care teams. The current healthcare environment continues to stress critical resources, including the professionals who staff care teams. At the same time, governments strain to cover the healthcare needs of their populations and demand lower total costs per patient to treat disease. In the face of these challenges, we believe scientific and technological advances in biology, computing, imaging, algorithms, and robotics may offer new methods to solve continued and difficult problems.
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
Our da Vinci surgical systems are comprised of the following components:
Surgeon Console. The da Vinci surgical system allows surgeons to operate while comfortably seated at an ergonomic console viewing a 3DHD image of the surgical field. The surgeon’s fingers grasp instrument controls below the display with the surgeon’s hands naturally positioned relative to his or her eyes. Using electronic hardware, software, algorithms, and mechanics, our technology translates the surgeon’s hand movements into precise and corresponding real-time micro movements of the da Vinci instruments positioned inside the patient. On most of our current systems (da Vinci X, da Vinci Xi, da Vinci SP, and da Vinci Si), a second surgeon console may be used in two ways: to provide assistance to the primary surgeon during surgery or to act as an active aid during surgeon-proctor training sessions. With the da Vinci X, da Vinci Xi, da Vinci SP, and da Vinci Si, a surgeon sitting at a second console can view the same surgery as the primary surgeon and can be passed control of some or all of the da Vinci instruments during the surgery. In addition, surgeons can control 3D virtual pointers to augment the dual-surgeon experience. The da Vinci surgical system is designed to allow surgeons to operate while seated, which may be clinically advantageous because of reduced surgeon fatigue. The da Vinci surgical system’s design provides natural hand-eye alignment at the surgeon console. Because the da Vinci surgical system’s robotic arms hold the camera and instruments steady, there is less surgeon and assistant fatigue.
Patient-Side Cart. The patient-side cart holds electromechanical arms that manipulate the instruments inside the patient. For our da Vinci Xi, da Vinci X, and da Vinci Si surgical systems, up to four arms attached to the cart can be positioned, as appropriate, and then locked into place. At least two arms hold surgical instruments, one representing the surgeon’s left hand and one representing the surgeon’s right hand. A third arm positions the endoscope, allowing the surgeon to easily move, zoom, and rotate the field of vision. A fourth instrument arm extends surgical capabilities by enabling the surgeon to add a third instrument to perform additional tasks. The fourth instrument arm is a standard, integrated feature on the da Vinci X, da Vinci Xi, and da Vinci Si surgical systems. Our da Vinci single-port (“SP”) surgical system includes a single arm with three multi-jointed, wristed instruments and the first da Vinci fully wristed, 3DHD camera. The instruments and the camera all emerge through a single cannula and are triangulated around the target anatomy to avoid external instrument collisions that can occur in narrow surgical workspaces.
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
Surgical Instruments and Accessories
We offer a comprehensive suite of stapling, energy, and core instrumentation for our multi-port da Vinci surgical systems. Our technology is designed to transform the surgeon’s natural hand movements outside of the body into corresponding micro-movements inside the patient’s body and suture with precision, just as they can in open surgery. With our technology, a surgeon can also use “motion scaling,” a feature that translates, for example, a three-millimeter hand movement outside the patient’s body into a one-millimeter instrument movement in the surgical field inside the patient’s body. Motion scaling is designed to allow precision and control for delicate tasks. In addition, our technology filters the tremor inherent in a surgeon’s hands.

Da Vinci Instruments. Most of the various instruments that we manufacture incorporate wristed joints for natural dexterity and tips customized for various surgical procedures. Various da Vinci instrument tips include forceps, scissors, electrocautery tools, scalpels, and other surgical tools that are familiar to the surgeon from open surgery and conventional minimally invasive surgery (“MIS”). A variety of instruments may be selected and used interchangeably during a surgery. Most instruments are sterilizable at the hospital, while others are provided sterile, and most are reusable for a defined number of procedures. A programmed memory chip inside each instrument performs several functions that help determine how the da Vinci system and instruments work together. In addition, the chip generally will not allow the instrument to be used for more than the prescribed number of procedures to help ensure that its performance meets specifications during each procedure.
In 2020, we announced our “Extended Use Program,” which consists of select da Vinci Xi and da Vinci X instruments possessing 12 to 18 uses (“Extended Use Instruments”) compared to the previous 10 uses. These Extended Use Instruments represent some of our higher volume instruments but exclude stapling, monopolar, and advanced energy instruments. Instruments included in the program are used across a number of da Vinci surgeries. Their increased uses are the result of continuous, significant investments in the design and production capabilities of our instruments, resulting in improved quality and durability. Extended Use Instruments were introduced in the U.S. and Europe in the fourth quarter of 2020 and were launched in most other countries around the world during the first half of 2021, except China, where they were launched in the second half of 2023. We believe that, as of the end of 2021, in the U.S. and Europe, full cutover to Extended Use Instruments had occurred, as customers had substantially utilized all of their remaining 10 use instruments.
Da Vinci Stapling. The EndoWrist and SureForm Staplers are wristed, stapling instruments intended for resection, transection, and creation of anastomoses. These instruments enable surgeons to precisely position and fire the stapler. We have various clearances for five staplers that can be used with the da Vinci X and da Vinci Xi surgical systems: the EndoWrist 30 and 45 staplers and the SureForm 30, 45, and 60 staplers, where the numeric designation indicates the length of the staple line. The EndoWrist 30 stapler is intended to deliver particular utility with fine tissue interaction in lobectomy and other thoracic procedures. The EndoWrist 45 stapler is used in general surgery, gynecologic, thoracic, and urologic procedures. The SureForm 30, 45, and 60 staplers are single-use, fully wristed, stapling instruments intended to be used in general surgery, thoracic, gynecologic, urologic, and pediatric surgery procedures. The SureForm 30 stapler may deliver particular utility in thoracic procedures. The SureForm 45 stapler may receive particular use in thoracic and colorectal procedures where maneuverability and visualization are limited. The SureForm 60 stapler is intended to deliver particular value in bariatric procedures. We also have various clearances for five stapler reloads: gray (2.0 mm), white (2.5 mm), blue (3.5 mm), green (4.3 mm), and black (4.6 mm). Not all reloads are available for use on all staplers. Not all staplers or reloads are available in all countries.
Da Vinci Energy. Vessel Sealer Extend is a single-use, fully wristed, advanced bipolar instrument that is compatible with our fourth-generation multi-port surgical systems. Vessel Sealer Extend is also compatible with certain third-party electrosurgical generators. It is intended for grasping and blunt dissection of tissue, bipolar coagulation, and mechanical transection of vessels up to 7 mm in diameter and tissue bundles that fit in the jaws of the instrument. This instrument enables surgeons to control vessel sealing, while providing the benefits of robotic-assisted surgery, and is designed to enhance surgical efficiency and autonomy in a variety of general surgery and gynecologic procedures.
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
Learning
Intuitive provides a progressive learning journey to support the use of our technology. These training pathways leverage both learning engagements and learning technologies. Learning engagement touchpoints vary by specific pathway, skill level, and interest, while learning technologies enable and provide training directly to the customer. The portfolio of learning offerings includes role-specific training pathways, learning engagements, and learning technology.
Training Pathways. Intuitive’s training pathways provide a systematic learning journey that helps customers build technical proficiency. There are pathways for surgeons and physicians, residents and fellows, OR care teams, patient side assists, and robotic coordinators, as well as recommendations for executives.

Learning Engagements. Intuitive learning engagements are touchpoints that support customers throughout their learning journeys. They vary by pathway, skill level, and focus area. Engagements include case observations, online education, in-service training, simulation/skills training, OR care team training, technology training, reprocessing training, proctoring, advanced training, and curriculum development support. Many of these programs take place at Intuitive training centers and are taught by experienced Intuitive staff, while our advanced courses are taught by surgeon and physician instructors.
Learning Technology. Learning technologies are designed to help customers access training. Enabling technology helps bring innovative offerings to the customer. Intuitive’s enabling technologies include Telepresence and the Procedure Analytics Platform. Learning technology solutions include Intuitive Learning, SimNow, customized training models, remote case observations, and remote proctoring. Two of the technology solutions most often used by customers are Intuitive Learning and SimNow.
Intuitive Learning. Intuitive Learning enables customers to complete technology and procedure education, while also being able to view, assign, and track technology and simulation learning. Intuitive Learning’s user roles include surgeons/physicians, residents/fellows, care teams, patient side assists, robotic coordinators, and sterile reprocessing staff.
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
Readiness and Maintenance Support. Readiness support is operational support to ensure smooth onboarding and adoption of new systems and technology. Maintenance support helps to maximize operational efficiency and reduce unplanned equipment downtime. It includes service care plans, support teams, OnSite monitoring, software upgrades and updates, as well as a customer portal. The service plan portfolio offers flexible service plans to ensure reliability of the systems and instruments and help optimize the robotics program. The support team of expert field service, remote technical support, and customer care agents resolve and prevent any technology issues that could inhibit optimal utilization. OnSite monitoring offers remote service in real-time for pre-operative and intraoperative troubleshooting, as well as proactive monitoring of system performance. Software upgrades and updates enable the latest product innovations, enhancements, and reliability improvements. The customer portal is an online tool that enables customers to access system utilization and program analytics, view orders and maintenance history, and initiate product returns and exchanges to help achieve the operational and financial goals of a robotics program.
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
3D Modeling Services. Intuitive 3D Models is our augmented reality imaging product for use in kidney, prostate, lung, and rectal procedures. The service extracts CT and MR scans, runs them through segmentation algorithms and, after technicians’ revision and radiologists’ review, returns a 3D segmented model of the organ for use in planning for a procedure, intraoperative visualization, and surgical education. The tool uses augmented reality to give surgeons an image with details of organ anatomy – blood vessels, tumor shape, and size – that they may not be able to see well with other imaging. Intuitive designed this to help with pre-operative planning and intraoperative guidance to let surgeons know where critical anatomy sits as they work through a procedure, as well as to be shared as a teaching tool for other physicians and patients. The product has recently been launched, and we are in the process of bringing the first sites onboard.
My Intuitive. This mobile and web application was developed to be the single point for Intuitive customers to access individual or program-level data from Intuitive. The application also offers comparisons of those insights with anonymized national benchmarks to help drive operational efficiencies and decreased costs. It enables mobile access to Intuitive’s Learning platform, case reports generated automatically for the surgeon, and an ability for surgeons to publish their practice information online for patients seeking local physicians.
Intuitive Hub. Intuitive Hub is part of our OR informatics platform that integrates multiple applications and data sets to help orchestrate medical procedure workflows. For the care team, Intuitive Hub acts as a point-of-care device that automates tasks, such as video recording and bookmarking, and can be used to facilitate peer-to-peer collaboration by utilizing the telepresence feature. For surgeons, Intuitive Hub connects video and other data that can be accessed after a surgical procedure to help facilitate personalized learning and increased efficiency.
Business Strategy
We align our goals to those of our customers, often called the Quadruple Aim: enabling physicians and hospitals to improve outcomes for their patients, improve their patient’s and the care team’s experience, and lower the total cost to treat per patient episode. Through the use of Intuitive’s smart, connected systems, robotic technologies, advanced imaging, and informatics, our objective is to create value for patients, physicians, and hospitals, as summarized below.
Patient Value. We believe that the value of a medical procedure to a patient can be defined: Patient Value = Procedure Efficacy / Invasiveness. We define procedure efficacy as a measure of the success of the procedure in helping resolve the underlying disease, and invasiveness as a measure of patient pain and disruption of regular activities. When the patient value of a procedure using an Intuitive product is greater than that of alternative intervention options, patients may benefit from seeking out physicians and hospitals that offer those products, which could potentially result in a local market share shift. Adoption of Intuitive technology occurs by procedure and by market and is driven by the relative patient value and the total intervention costs of da Vinci and Ion procedures as compared to alternative intervention options for the same disease state or condition. We believe that most patients will place a higher value on procedures that are not only more efficacious but also less invasive than alternative interventions. Our goal is to provide products to physicians who, in turn, provide patients with procedure options that are both highly effective and less invasive than others.
Physician Value. We offer physicians and their operating room staff training on the technical use of our products. Our da Vinci surgical system provides an ergonomic platform for surgeons to perform their procedures. We seek to provide surgeons with reliable and easy-to-use products. For example, the change to cloud-based analytics and routine use of local analytics may help surgeons track their procedures and processes and, with a network-connected smartphone and the My Intuitive app, surgeons can access and explore their procedure data, such as console time and instrument usage, to gain insights into their program. Ion brings physicians an immersive bronchoscopy experience from visualizing the lung anatomy and planning each patient’s procedure to navigating and biopsying small nodules in the peripheral lung. Results from early studies have demonstrated relatively low occurrence of pneumothorax requiring intervention.
Hospital Value. We help hospitals build value by increasing surgical revenue and reducing costs through lower complication rates and reduced lengths of patient stay. For example, we believe robotic-assisted surgery with the da Vinci surgical system is a cost-effective approach to many surgeries as compared to alternative treatment options, as recognized in many published studies. We also offer our Custom Hospital Analytics program, which enables the integration of data sources so that individual health institutions can analyze their data in their own environment. Using this data, administrators, chiefs of surgery, and surgeons can gain alignment around their programs based on their KPIs, determine best practices, assess gaps, and take actionable steps to address any gaps.
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
Cholecystectomy. Cholecystectomy, or the surgical removal of the gallbladder, is a commonly performed general surgery procedure. Cholecystectomy is the primary method for the treatment of gallstones and other gallbladder diseases. Most cholecystectomies are performed using multi-port MIS techniques, although some surgeons choose to perform cholecystectomy using manual single-port instrumentation. Firefly technology can be used to visualize biliary anatomy in three dimensions beneath the tissue surfaces during multi-port da Vinci cholecystectomies.
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
Clinical Summary
There are over 70 representative clinical uses for da Vinci surgical systems. We believe that there are numerous additional applications that can be addressed with the da Vinci surgical system, and we work closely with our surgeon customers to refine and explore new techniques in which a da Vinci surgical system may bring value. As of December 31, 2023, we had an installed base of 8,606 da Vinci surgical systems, including 5,111 in the U.S., 1,617 in Europe, 1,484 in Asia, and 394 in the rest of the world. We estimate that surgeons using our technology completed approximately 2,286,000 surgical procedures of various types in hospitals throughout the world during the year ended December 31, 2023.
Additionally, over time, we believe that there are numerous additional applications that can be addressed with the Ion endoluminal system. As of December 31, 2023, we had an installed base of 534 Ion systems, 531 of which are located in the U.S. We plan to seek additional clearances, certifications, or approvals for Ion in markets outside of the U.S. (“OUS”) over time.

Sales and Customer Support
Sales Model
We provide our products through direct sales organizations in the U.S., Europe (excluding Spain, Portugal, Italy, Greece, and Eastern European countries), China, Japan, South Korea, India, Taiwan and, since June 2022, Canada. We provide products and services in China through our majority-owned joint venture (“Joint Venture”) with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”) and its affiliates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details on the Joint Venture. In the remainder of our markets outside of the U.S., we provide our products through distributors. During the years ended December 31, 2023, 2022, and 2021, domestic revenue accounted for 66%, 67%, and 67%, respectively, of total revenue, while revenue from our OUS markets accounted for 34%, 33%, and 33%, respectively, of total revenue.
Our direct sales organization is composed of a capital sales team, responsible for selling systems, and a clinical sales team, responsible for supporting the systems used in procedures performed at our hospital accounts. Our hospital accounts include both individual hospitals and healthcare facilities as well as hospitals and healthcare facilities that are part of an integrated delivery network (“IDN groups”). The initial system sale into an account is a major capital equipment purchase by our customers and typically has a lengthy sales cycle that can be affected by macroeconomic factors, capital spending prioritization, the timing of budgeting cycles, and the evaluation of alternative products. Capital sales activities include educating surgeons or physicians and hospital staff across multiple specialties on the benefits of robotic-assisted surgery with a da Vinci surgical system or robotic-assisted bronchoscopy with an Ion endoluminal system, total treatment costs, and the clinical applications that our technology enables. We also train our sales organization to educate hospital management on the potential benefits of adopting our technology, including the clinical benefits of robotic-assisted surgery with a da Vinci surgical system or robotic-assisted bronchoscopy with an Ion endoluminal system, in support of their Quadruple Aim objectives.
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

Research and Development
We focus our research and development efforts on innovation and improvement for products and services that align with our mission: We believe that minimally invasive care is life-enhancing care. Through ingenuity and intelligent technology, we believe that we can expand the potential of physicians to heal without constraints. We employ engineering and research and development staff to focus on delivering future innovations and sustaining improvements that advance our mission. In certain instances, we complement our research and development effort through collaborations with other companies, such as our Integrated Table Motion product offering developed with Hillrom (now a part of Baxter International Inc.).
Manufacturing
We manufacture our systems at our facilities in Sunnyvale, California, and Peachtree Corners, Georgia, as well as our Joint Venture’s facility in Shanghai, China. We manufacture our instruments at our facilities in Sunnyvale, California and Mexicali, Mexico. We also have manufacturing at multiple sites in Germany.
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
Additionally, we face or expect to face competition from companies that have developed or may develop wristed, robotic- or computer-assisted medical systems and products. The companies that have introduced products in the field of robotic-assisted medical procedures or have made explicit statements about their efforts to enter the field include, but are not limited to, the following companies: Asensus Surgical, Inc.; Beijing Surgerii Robotics Company Limited; CMR Surgical Ltd.; Johnson & Johnson; Medicaroid Corporation; Medtronic plc; meerecompany Inc.; Noah Medical; Shandong Weigao Group Medical Polymer Company Ltd.; Shanghai Microport Medbot (Group) Co., Ltd.; and Shenzhen Edge Medical Co., Ltd. Other companies with substantial experience in industrial robotics could potentially expand into the field of medical robotics and become a competitor. In addition, research efforts utilizing computers and robotics for medical procedures are underway at various companies and research institutions. Our revenues may be adversely impacted as our competitors announce their intent to enter our markets and as our customers anticipate the availability of competing products. We may not be able to maintain or improve our competitive position against current or potential competitors, especially those with greater resources.
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
As of December 31, 2023, we owned more than 4,800 patents granted and still in force and more than 2,200 patents pending worldwide. We intend to continue filing new patent applications in the U.S. and foreign jurisdictions to seek protection for our technology.
Patents are granted for finite terms. Upon expiration, the inventions claimed in a patent enter the public domain.

Government Regulation
Our products and operations are subject to regulation in the U.S. by the FDA and the State of California as well as by other countries and regions in which we market and promote our products. In addition, our products must meet the requirements of a large and growing body of international standards, which govern the design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use, and disposal of our products. We must continually keep abreast of these regulations, standards, and requirements and integrate our compliance into the development and regulatory documentation for our products. Failure to meet these standards could limit our ability to market our products in those regions that require compliance with such standards. Examples of standards to which we are subject include electrical safety standards, such as those of the International Electrotechnical Commission (e.g., IEC 60601-ss series of standards), and composition standards, such as the Reduction of Hazardous Substances (“RoHS”) and the Waste Electrical and Electronic Equipment (“WEEE”) Directives applicable in the European Union (“EU”).
U.S. Regulation
FDA
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
Other Healthcare Regulatory Laws
We are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our products. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal and state healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal criminal and civil false claims laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions against individuals or entities, and the Federal Civil Monetary Penalties Laws, which prohibit, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Moreover, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
•the Health Insurance Portability and Accountability Act (“HIPAA”), which imposes criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the Physician Payments Sunshine Act, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information on certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals, and certain other health care providers (such as physician assistants and nurse practitioners), as well as ownership and investment interests held by physicians and their immediate family members;
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and
•certain state laws that require medical device manufacturers to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring such manufacturers to report information related to payments to clinicians and other healthcare providers or marketing expenditures.
Violations of any of these laws may result in significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm.
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
European Union
The EU has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling, and adverse event reporting for medical devices. In the EU, all medical devices placed on the EU market must meet the essential requirements, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner.
Until and including May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC (the “EU Medical Devices Directive” or “MDD”), which has been repealed and replaced by Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation” or “MDR”). Some of our current certificates have been granted under the MDD. However, as of May 26, 2021, some of the MDR requirements apply in place of the corresponding requirements of the MDD with regard to the registration of economic operators and of devices, post-market surveillance, and vigilance. Pursuing marketing of medical devices in the EU requires that our devices be certified under the new regime set forth in the MDR, and we are diligently pursuing our plan to be fully compliant by May 26, 2024.
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
The MDR became effective on May 26, 2021. In accordance with its recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the MDD prior to May 26, 2021, and (ii) legacy devices lawfully placed on the EU market from May 26, 2021, in accordance with the MDR transitional provisions may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the MDR, in particular the obligations described below.

The MDR requires that, before placing a device on the market, other than a custom-made device, manufacturers (as well as other economic operators, such as authorized representatives and importers) must register by submitting identification information to the electronic system (EUDAMED), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address, and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that, before placing a device on the market, other than a custom-made device, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (“UDI-DI”), specific to a device, and a production identifier (“UDI-PI”) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on EUDAMED, which includes the UDI database, and for keeping it up to date. The obligations for registration in EUDAMED will become applicable at a later date (as EUDAMED is not yet fully functional). Until EUDAMED is fully functional, the corresponding provisions of the MDD continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.
All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system, which has been reinforced by the MDR. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through EUDAMED (once functional) and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors, such as the economic operators in the supply chain, will also be informed. Until EUDAMED is fully functional, the corresponding provisions of the MDD continue to apply. Manufacturers are required to take FSCAs, which are defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. A serious incident is any malfunction or deterioration in the characteristics or performance of a device on the market (e.g., inadequacy in the information supplied by the manufacturer, undesirable side-effect, etc.), which, directly or indirectly, might lead to either the death or serious deterioration of the health of a patient, user, or other persons, or to a serious public health threat.
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
Brexit
Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) has been the sovereign regulatory authority responsible for the Great Britain (i.e., England, Wales, and Scotland) medical device market. Following the end of the Brexit transitional period on January 1, 2021, new regulations require all medical devices to be registered with the MHRA before being placed on the Great Britain market. From January 1, 2022, non-UK manufacturers were required to appoint a UK Responsible Person for the purposes of registering devices placed on the Great Britain market. Under the terms of the Protocol on Ireland/Northern Ireland, the MDR applies to medical devices placed on the Northern Ireland market in the same way as it applies to medical devices marketed in the EU.

On June 26, 2022, the MHRA published its response to a 10-week consultation on the future regulation of medical devices in the UK. Regulations implementing the new regime were originally scheduled to come into force in July 2023 but the MHRA has recently confirmed that it is now aiming for the core aspects of the new regime to apply from July 1, 2025. Devices bearing CE marks issued by EU notified bodies under the MDR or MDD are now subject to transitional arrangements. The UK Government has introduced legislation that provides that CE-marked medical devices may be placed on the Great Britain market on the following timelines:
•general medical devices compliant with the EU MDD or EU active implantable medical devices directive with a valid declaration and CE marking can be placed on the Great Britain market up until the sooner of expiry of the certificate or June 30, 2028; and
•general medical devices, including custom-made devices, compliant with the EU MDR can be placed on the Great Britain market up until June 30, 2030.
Following these transitional periods, it is anticipated that all medical devices will require a UK Conformity Assessed (“UKCA”) mark in order to be placed on the market in Great Britain. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to entry of the new regulations on July 1, 2025. However, from July 2025, products that do not have existing and valid certification under the EU Medical Devices Directive or EU MDR and, therefore, are not subject to the transitional arrangements will be required to carry the UKCA mark if they are to be sold into the market in Great Britain. For products to be sold into the market in Northern Ireland, CE marking will continue to be recognized as a result of the Northern Ireland Protocol implemented following the UK’s exit from the EU. UKCA marking will not be recognized in the EU. Following the transitional period, compliance with the UK regulations will be a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.
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
Third-Party Coverage and Payment
Our customers, including physicians, hospitals, and outpatient facilities, typically bill third-party payors for the costs and fees associated with the procedures in which our products are used. In the U.S., in order to receive payment for the procedures performed using our products, our customers must report codes that describe the services or products furnished and determine the medical necessity of the service or whether the service is included in the payors’ policy. In the U.S. and most markets globally where we sell our products, payment for medical services and surgical procedures to hospitals, outpatient facilities, and surgeons (collectively “providers”) is determined by the government, commercial payors (insurers), or both.
In the U.S., the CMS and its fiscal intermediaries (Medicare Administrative Contractors) and state Medicaid programs establish reimbursement policies for medical and surgical services at the state and federal level for the Medicare and Medicaid programs. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and payment policies but also have their own methods and approval processes. Commercial payors in non-capitated contracts commonly establish payment to providers based on a percentage of the Medicare payment rate.
Physicians and outpatient facilities bill for medical and surgical services by reporting a combination of billing codes. Current Procedural Terminology (“CPT”) codes are created by the American Medical Association (“AMA”) with input from

CMS and commercial payors to describe medical and surgical procedures. CPT codes currently exist for minimally invasive surgical procedures, which may involve the da Vinci surgical system, as well as for robotic-assisted bronchoscopy, which may involve the Ion endoluminal system. In general, the majority of payors, including Medicare, consider robotic assistance as a tool used to perform the procedure and do not pay providers more for a procedure that involves robotic assistance using the da Vinci, Ion, or any other robotic system. Because there is often no separate payment for the use of our products, the additional cost associated with the use of our products can affect the profit margin of the hospital or surgery center where the procedure is performed. If hospitals do not obtain sufficient payment from third-party payors for procedures performed with our products or if governmental and private payors’ policies do not cover surgical procedures performed using our products, hospital adoption or utilization of our products could be negatively impacted, and we may not be able to generate the revenue necessary to support our business.
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
Commercial payors commonly establish inpatient facility payment for providers using published Medicare DRG rates as a benchmark. In some uncommon cases, commercial payors pay for inpatient hospital admissions on a per diem basis. Commercial payment to providers varies depending on the procedure performed, geographic location, contractual allowances, and other factors.
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
Healthcare Reform
In the U.S., there have been, and continue to be, legislative initiatives designed to contain healthcare costs. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was enacted. The ACA made changes that have significantly impacted healthcare providers, insurers, pharmaceutical companies, and medical device manufacturers. The ACA contained provisions designed to generate the revenues necessary to fund health insurance coverage expansion and appropriated funding to research the comparative effectiveness of healthcare treatments and strategies. To date, this research has had a negligible effect on Medicare coverage and reimbursement decisions as well as influence on other third-party payor coverage and reimbursement policies.
Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA remained in effect in its current form.
In addition, other legislative changes have been proposed and adopted since the ACA became law. These changes included an aggregate reduction in Medicare payments, which went into effect on April 1, 2013, and will remain in effect through 2032, unless additional Congressional action is taken, with the exception of a temporary suspension due to the COVID-19 pandemic from May 1, 2020, through March 31, 2022. On January 2, 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019 and are based on various performance measures and physicians’ participation in alternative payment models, such as accountable care organizations. Individual states in the U.S. have also become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints and discounts, and require marketing cost disclosure and transparency measures.
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
Similar reform measures may be adopted in foreign jurisdictions. For instance, on December 13, 2021, the EU Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical, etc.) aspects of health technology and making decisions on pricing and reimbursement.
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
As of December 31, 2023, we had approximately 13,676 full-time employees, 1,795 of whom were engaged directly in research and development, 5,846 in manufacturing operations, 4,098 in commercial and service operations, and 1,937 in administrative activities. During 2023, the number of employees increased by approximately 1,556. Our employees are based in 30 different countries around the world. Our global workforce consists of diverse, highly skilled talent at all levels. During 2023, our turnover rate was approximately 9.1%.
Inclusion and Diversity
Intuitive’s inclusion and diversity (“I&D”) vision is to empower our employees and customers from every background to fully contribute toward our mission to expand the potential of physicians to heal without constraints. We work to build an environment where every individual can belong and flourish – in our company and the communities we serve.
We believe that everyone should feel included and fairly treated, and we embrace the unique qualities that make people who they are. This includes all genders and gender identities, races, ethnicities, ages, national origins, native languages, disabilities, sexual orientations, body sizes, military backgrounds, cognitive styles, socioeconomic backgrounds, religions, and family structures. We believe in seeking the difference to propel innovation and creativity forward.
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
From a governance perspective, maintaining a mix of backgrounds and experience in our Board composition is essential to understanding and reflecting the needs of our diverse stakeholders. Currently, five of our 12 Board members self-identify as women, and four of our 12 board members self-identify as individuals from underrepresented communities (defined as an individual who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or LGBTQ+).
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
In 2023, as we moved beyond the workplace disruptions of the COVID-19 pandemic, we implemented new work model expectations with employees based on their business function and role. We designed a set of four work models that will enable us as a company to remain focused on our mission and our most vital priorities, while also allowing for differences across our varied work teams. These models include fully on-site, fully remote, and two hybrid options that provide intentional in-office collaboration with tailored flexibility.
Compensation and Benefits
We provide compensation and benefits programs to help meet the needs of our employees. In addition to base compensation, these programs, which vary by country and region, include short-term incentives in the form of annual bonuses and commissions, long-term incentives in the form of stock or cash-based awards, an Employee Stock Purchase Plan, retirement savings plans, healthcare, income protection benefits, paid time off, family leave, family care resources, and flexible work schedules, among many others.
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
In 2023, we conducted a full pay equity audit for our full-time U.S. workforce, adjusting for job role and location among other factors. Our audit found that our adjusted pay gap relative to self-identified gender was women earn 99.3% of men and our adjusted pay gap relative to U.S. self-identified race/ethnicity was employees of color earn 100.0% of white employees. We are proud to have strong pay practices and policies in place that have helped us to achieve this level of pay equity.
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
In 2023, we rolled out Inclusive Leadership training for our entire vice president and above population. We expanded our leadership development offerings, including a new Manager Acceleration Program that equipped more than 700 people leaders globally with fundamental management skills to accelerate leadership success. For our individual contributor employee population, we offer a variety of general and targeted development opportunities, including technical skills training, career learning journeys, and networking opportunities. We also provide extra support for Employee Resource Group leaders via a 1:1 coaching program and a series of live training sessions on career development.

We provide a robust annual global performance and compensation planning process. In 2023, we focused on increasing the consistency and rigor of individual annual goal-setting, which sets the stage for our annual performance and pay cycle. We support our employees throughout the year with regular performance and career check-ins, including our Talent Action Planning program. We also provide ongoing support to our people leaders in managing the performance of their teams, which includes training them on conducting effective career conversations and performance reviews and making fair and equitable compensation recommendations. Compensation guidelines are provided to leaders, which take into consideration market pay data and performance, as well as job experience.
Community Programs
We believe that building connections between our employees, their families, and our communities creates a more meaningful, fulfilling, and enjoyable workplace. Through our engagement programs, our employees can pursue their interests and hobbies, connect to volunteering and giving opportunities, and enjoy unique recreational experiences with family members.
The Intuitive Foundation is a nonprofit organization established in 2018 and funded by Intuitive. Since its founding, the Intuitive Foundation has been dedicated to promoting health, advancing education, and reducing human suffering. The Foundation supports outreach programs financially while we provide the volunteers and mentors from within our company. Since its inception, we have contributed $125 million to the Intuitive Foundation to fulfill its mission.
We encourage you to review the “Our People” and “Our Community Impact” sections of our 2023 ESG Annual Report (to be made available on our website) for more detailed information regarding our Human Capital programs and initiatives. Although we reference our ESG Annual Report available on our website in this report, this report and any other materials on our corporate website are not incorporated by reference into this Annual Report or any other filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act. While matters discussed in such ESG Annual Report and website materials may be significant, any significance should not be read as necessarily rising to the level of materiality used for the purposes of our compliance with the U.S. federal securities laws, even if we use the word “material” or “materiality” in such materials.
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
We operate our business as one segment, as defined by U.S. generally accepted accounting principles. Our financial results for the years ended December 31, 2023, 2022, and 2021 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Intuitive Surgical, Inc. was founded in 1995. We are a Delaware corporation with our principal executive offices located at 1020 Kifer Road, Sunnyvale, California 94086. Our telephone number is (408) 523-2100, and our website address is www.intuitive.com.

ITEM 1A.     RISK FACTORS
You should consider each of the following risk factors, which could materially affect our business, financial condition, or future results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations. In addition, the global economic environment and additional or unforeseen effects from COVID-19 amplify many of these risks.
RISKS RELATING TO OUR BUSINESS
OUR MARKETS ARE HIGHLY COMPETITIVE, AND CUSTOMERS MAY CHOOSE TO PURCHASE OUR COMPETITORS’ PRODUCTS OR SERVICES OR MAY NOT ACCEPT ROBOTIC-ASSISTED MEDICAL PROCEDURES, WHICH COULD RESULT IN REDUCED REVENUE AND LOSS OF MARKET SHARE.
Robotic-assisted surgery with a da Vinci surgical system or robotic-assisted bronchoscopy with an Ion endoluminal system are technologies that compete with established and emerging treatment options in reconstructive medical procedures or disease management. These competitive treatment options include open surgery, conventional MIS, drug therapies, radiation treatment, and other emerging diagnostic and interventional surgical approaches. Some of these procedures are widely accepted in the medical community and, in many cases, have a long history of use. Technological advances could make such treatments more effective or less expensive than using our products, which could render our products obsolete or unmarketable. Studies could be published that show that other treatment options are more beneficial and/or cost-effective than robotic-assisted medical procedures. For example, in 2023, certain drugs initially approved for use in diabetes patients gained market acceptance for use in weight loss following FDA approvals for weight loss indications. The availability and effectiveness of weight loss drugs have adversely impacted our da Vinci surgical system bariatric procedures by causing some patients to reconsider the surgical option. At this time, it is difficult to predict the long-term market impact of these drugs, including their long-term efficacy and potential drawbacks. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will continue to be competitive with current or future technologies.
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
In addition, third-party service providers that service da Vinci surgical system and Ion endoluminal system operators may emerge and compete with us on price or offerings. To date, substantially all of our customers have sourced services on their systems from us through service contract commitments or time and materials contracts. Furthermore, there are third-party service providers offering consulting services targeted at analyzing the cost-effectiveness of hospitals’ robotic-assisted medical programs, including procedures performed, placement of systems, and consumption of instruments and accessories. We currently provide similar services and analysis to our customers, but it is difficult to assess the impact that this may have on our business. If we are unable to compete successfully with any third-party service providers, our revenues may suffer.
MACROECONOMIC CONDITIONS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
Macroeconomic conditions, such as high inflationary pressure, changes to monetary policy, high interest rates, volatile currency exchange rates, credit and sovereign debt concerns, concerns about slowed growth in China and other OUS markets, decreasing consumer confidence and spending, including capital spending, concerns about the stability and liquidity of certain financial institutions, the introduction of or changes in tariffs or trade barriers, and global or local recessions can adversely impact demand for our products, which could negatively impact our business, financial condition, or results of operations. Recent macroeconomic conditions have been adversely impacted by geopolitical instability and military hostilities in multiple geographies (including the conflict between Ukraine and Russia and the conflict between Israel and Hamas), monetary and financial uncertainties, and the COVID-19 pandemic.
The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have resulted in, and may continue to result in, higher inflation in the U.S. and globally, which is likely, in turn, to lead to an increase in costs and may cause changes in fiscal and monetary policy, including additional increases in interest rates. Other adverse impacts of recent macroeconomic conditions have been, and may continue to be, supply chain constraints, logistics challenges, liquidity concerns in the broader financial services industry, and fluctuations in labor availability.
Adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have in the past led to, and may in the future lead to, market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the U.S. Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, other institutions have been, and may continue to be, swept into receivership. Uncertainty may remain over liquidity concerns in the broader financial services industry, and there may be unpredictable impacts to our business and our industry.
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
Furthermore, hospitals and distributors may choose to postpone or reduce spending due to financial difficulties or difficulties in obtaining credit to finance purchases of our products due to increased interest rates and restraints on credit. Hospitals and distributors may also be adversely affected by the liquidity concerns in the broader financial services industry, as described above, that could result in delayed access or loss of access to uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. Hospitals, in particular, are experiencing and may continue to experience financial and operational pressures as a result of staffing shortages, the supply chain environment, and high inflation, which could impact their ability to access capital markets and other funding sources, increase the cost of funding, or impede their ability to comply with debt covenants, all of which could impede their ability to provide patient care, defer elective surgeries, and impact their profitability. To the extent that hospitals face financial pressures, delayed access or loss of access to uninsured deposits, delayed access or loss of ability to draw on existing credit facilities, reductions in government spending, or higher interest rates, hospitals’ ability or willingness to spend on capital equipment may be adversely impacted, all of which could have a material adverse effect on our business, financial condition, or results of operations. Additionally, with economic uncertainty, an increase in unemployment rates, and increasing health insurance premiums, co-payments and deductibles may result in cost-conscious consumers pursuing fewer elective surgical procedures, which, in turn, could adversely affect procedure volumes and system demand.
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
•anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), and other local laws prohibiting corrupt payments to government officials;
•antitrust and anti-competition laws;
•economic weakness, including inflation, or political instability in particular foreign economies and markets, including exposure to a higher degree of financial risk if we extend credit to customers in these economies; and
•business interruptions due to natural disasters, outbreak of disease, climate change, and other events beyond our control.
For example, in Israel, we have certain research and development operations primarily related to digital products. Depending on the length and extent of the conflict between Israel and Hamas, there may be adverse impacts to certain research and development timelines.
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
Additionally, in July 2023, the Chinese government launched a one-year anti-corruption campaign targeting the healthcare sector. The efforts of this campaign largely aim to curb kickbacks and corruption among individuals who have exploited their positions within medical institutions. As a result of this anti-corruption campaign, the medical institutions have heightened their scrutiny with respect to initiating tenders. Therefore, some tenders were cancelled or delayed without an updated timeline. In the third and fourth quarters of 2023, the effect of this anti-corruption campaign contributed to fewer systems being placed in China. Currently, the extent of the impact of this anti-corruption campaign on our business remains uncertain.
Following a national referendum and enactment of legislation by the government of the UK, the UK formally withdrew from the EU and ratified a trade and cooperation agreement governing its relationship with the EU. The EU–UK Trade and Cooperation Agreement (the “TCA”) was applied provisionally as of January 1, 2021, and entered into force on May 1, 2021. The TCA does not specifically refer to medical devices. However, as a result of Brexit, the EU Medical Devices Regulation will not be implemented in the UK, and previous legislation that sought to mirror the EU Medical Devices Regulation in the UK law has been revoked. The regulatory regime for medical devices in Great Britain continues to be based on the requirements derived from previous EU legislation, and the UK may choose to retain regulatory flexibility or align with the EU Medical Devices Regulation going forward. On June 26, 2022, the MHRA published its response to a 10-week consultation on the future regulation of medical devices in the UK. Regulations implementing the new regime were originally scheduled to come into force in July 2023 but the MHRA has confirmed that it is aiming for the core aspects of the new regime to apply from July

2025. Devices which have valid CE certification issued by EU notified bodies under the EU Medical Devices Regulation or Medical Devices Directive are subject to transitional arrangements.
The Government has confirmed that general medical devices compliant with the EU Medical Devices Directive with a valid declaration and CE marking can be placed on the Great Britain market up until the sooner of expiry of certificate or June 30, 2028. Medical devices, including custom-made devices, compliant with the EU Medical Devices Regulation can be placed on the Great Britain market up until June 30, 2030. Following these transitional periods, it is expected that all medical devices will require a UK Conformity Assessment mark. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to the regulations coming into force. However, from July 2025, products that do not have existing and valid CE certification under the EU Medical Devices Directive or EU Medical Devices Regulation and are therefore not subject to the transitional arrangements will be required to carry the UKCA mark if they are to be sold into the market in Great Britain. UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in Great Britain (England, Scotland and Wales) and continue to be based on EU law. The TCA does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization-related activities, exchanges of officials, and coordinated product recalls (or other similar actions). For medical devices that are locally manufactured but use components from other countries, the “rules of origin” criteria will need to be reviewed. Depending on which countries products will ultimately be sold in, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. The rules for placing medical devices on the Northern Ireland market will differ from those in Great Britain. These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and our business would likely be impacted and the demand for our products could be depressed.
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
Furthermore, in certain markets, our OUS sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive and/or less affordable in those OUS markets.
If we are unable to meet and manage these risks, our OUS operations may not be successful, which would limit the growth of our business and could have a material adverse effect on our business, financial condition, or result of operations.
WE ARE SUBJECT TO LITIGATION, INVESTIGATIONS, AND OTHER LEGAL PROCEEDINGS RELATING TO OUR PRODUCTS, CUSTOMERS, COMPETITORS, AND GOVERNMENT REGULATORS THAT COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION, DIVERT MANAGEMENT’S ATTENTION, AND HARM OUR BUSINESS.
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
OUR RELIANCE ON SOLE- AND SINGLE-SOURCED SUPPLIERS AND ABILITY TO PURCHASE AT ACCEPTABLE PRICES A SUFFICIENT SUPPLY OF MATERIALS COULD HARM OUR ABILITY TO MEET PRODUCT DEMAND IN A TIMELY MANNER OR WITHIN BUDGET.
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
NEW PRODUCT DEVELOPMENTS AND INTRODUCTIONS MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
We develop and introduce new products with enhanced features and extended capabilities from time to time. We may introduce new products that target different markets than what our existing products target. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, regulatory clearances, approvals, or certifications, establishment or maintenance of intellectual property rights, pricing, competition, market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing costs and capacity, the management of supply costs, including mitigation of unforeseen supply chain disruptions for materials and components, and the risk that new products may have quality or other defects in the early stages of introduction.
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
In addition, as we build new facilities for manufacturing capacity, the development of these facilities is subject to risks relating to our ability to complete our projects on schedule or within budget. Refer to our risk factor titled “We are subject to risks associated with real estate construction and development” for additional risks related to building our new manufacturing facilities.
Also, after new manufacturing facilities are completed, we may encounter difficulties transferring our production lines from our existing facilities to the new facilities, which require qualification, validation, and regulatory approval and is subject to all of the risks highlighted above. Moreover, certain new manufacturing facilities are in foreign countries and in locations where we have not previously had manufacturing sites, both of which could increase the risks related to transferring our production lines. The facility transfers may require an increase in safety stock inventory to support the production line transfers, create a substantial backlog of customer orders, or increase costs while the production lines mature, all of which may have a material adverse impact on our business, financial condition, or results of operations.
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
•changes in our pricing strategy;
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
In China, since 2022, several provinces, including the Hunan Provincial Healthcare Security Administration, have implemented significant limits on what hospitals can charge patients for surgeries using robotic surgical technology, including soft tissue surgery and orthopedics. These limits have significantly impacted the number of procedures performed and have impacted our instruments and accessories revenue in those provinces. Companies providing robotic surgical technology, including our joint venture in China, have been meeting with Chinese government healthcare agencies to discuss these developments and to provide feedback. We cannot assure you that additional provincial or national healthcare agencies and administrations will not impose similar limits, and we expect to continue to face increased pricing pressure, both of which could further impact the number of procedures performed and our instruments and accessories revenue in China.
IF OUR PRODUCTS CONTAIN DEFECTS OR ENCOUNTER PERFORMANCE PROBLEMS, WE MAY HAVE TO RECALL OUR PRODUCTS AND OUR REPUTATION MAY SUFFER.
Our success depends on the quality and reliability of our products. While we subject components sourced and products manufactured to stringent quality specifications and processes, our products incorporate mechanical parts, electrical components, optical components, and computer software, any of which may contain errors or exhibit failures, especially when products are first introduced. Component failures, manufacturing flaws, design defects, or inadequate disclosure of product-related risks with respect to our products could result in an unsafe condition or injury to, or death of, the patient. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Because our products are designed to be used to perform complex surgical procedures, due to the serious and costly consequences of product failure, we and our customers have an increased sensitivity to such defects. In the past, we have voluntarily recalled certain products. Although our products are subject to stringent quality processes and controls, we cannot provide assurance that our products will not experience component aging, errors, or performance problems. If we experience product flaws or performance problems, any or all of the following could occur:
•delays in product shipments;
•loss of revenue;
•delay in market acceptance;
•diversion of our resources;
•damage to our reputation;
•product recalls, including, but not be limited to, product withdrawals from the market, labeling changes, design changes, customer notifications, and notifications to global regulatory bodies;
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
We have strategic relationships with a number of key distributors for the sale and service of our products in certain countries. If these strategic relationships are terminated and not replaced, our revenues and/or ability to sell or service our products in the markets serviced by these distributors could be adversely affected. In addition, we may be named as a defendant in lawsuits against our distributors related to sales or service of our products performed by them. Refer to our risk factor titled “We are subject to litigation, investigations, and other legal proceedings relating to our products, customers, competitors, and government regulators that could materially adversely affect our financial condition, divert management’s attention, and harm our business.” Our distributors may affect our ability to effectively market our products in certain countries or regulatory jurisdictions if a distributor holds the regulatory authorization or certification in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or certification or sanctions for non-compliance. It may be difficult, expensive, and time-consuming for us to re-establish market access or regulatory compliance in such cases.
PUBLIC HEALTH CRISES OR EPIDEMIC DISEASES, OR THE PERCEPTION OF THEIR EFFECTS, COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of a novel strain of coronavirus (COVID-19). To date, COVID-19 has had, and may continue to have, an adverse impact on our operations, our supply chains and distribution systems, and our expenses, including as a result of preventive and precautionary measures that we, other businesses, and governments have taken and may continue to take. In addition, hospitals are experiencing staffing shortages and supply chain issues that could impact their ability to provide patient care. Due to these impacts and measures, we have experienced, and may continue to experience, significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of that disease. Also, our customers have delayed, cancelled, or redirected and, in the future, may delay, cancel, or redirect, planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, as a result of the global COVID-19 pandemic, in the first half of 2020, we experienced a significant decline in procedure volume in the U.S. and Western Europe, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In addition, U.S. and global public health bodies have, at times, recommended delaying elective surgeries during the COVID-19 pandemic, which may continue to negatively impact the usage of our products and the number of da Vinci procedures performed. These delays in elective surgeries may create a patient backlog. The patients in this backlog may or may not use our products when their surgeries are ultimately performed. Also, as we are conducting IDE studies to support 510(k) submission for da Vinci platforms and for seeking new indications, we may experience delays in obtaining new product approvals, clearances from the FDA, or approvals or certifications from foreign authorities or notified bodies, or we may experience delays in recruiting patients in our ongoing and planned clinical studies.
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
In addition, the COVID-19 pandemic adversely affected and may continue to adversely affect the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could curtail or delay spending by hospitals and affect demand for our products as well as increased risk of customer defaults or delays in payments. Our customers may terminate or amend their agreements for the purchase, lease, or service of our products due to bankruptcy, lack of liquidity, lack of funding, operational failures, or other reasons. COVID-19 and the current financial, economic, and capital markets environment, and future developments in these and other areas, present material uncertainty and risk with respect to our performance, financial condition, volume of business, or results of operations.
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
Our information technology systems are critical to the success of our products, help us operate effectively and efficiently, interface with customers, maintain our supply chain and manufacturing operations, maintain financial accuracy and efficiency, and help us produce our Consolidated Financial Statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of existing customers, difficulty attracting new customers, business operation disruptions, diversion of the attention of management and key information technology resources, security breaches, or the unauthorized access to, loss of, or damage to intellectual property, confidential information, or personal information. Our information technology systems and those of our third-party service providers, strategic partners, and other contractors or consultants are vulnerable to attack, damage, or interruption from a variety of sources. These sources include computer viruses and malware (e.g., ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors, or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or a disruption has generally increased in number, intensity, and sophistication. Techniques used to compromise or sabotage systems, including the use of advanced technologies, such as machine learning or artificial intelligence, change frequently, may originate from less regulated and remote areas of the world, may be difficult to detect, and generally are not recognized until after they are launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If our information technology systems, or those of our critical third-party vendors, do not effectively and securely collect, store, process, and report relevant data for the operation of our business, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations could be impaired. Any such impairment could materially and adversely affect our financial condition, results of operations, and the timeliness with which we report our internal and external operating results.
Our business requires us to use and store customer, employee, and business partner personal information. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. We have implemented, and our critical third-party vendors may implement, various controls, systems, and processes intended to secure our information technology systems and the information on it. For example, we require usernames and passwords in order to access our information technology systems and use encryption and authentication technologies to secure the transmission and storage of data. We also have programs in place to detect, contain, and respond to data security incidents, and we make ongoing improvements to our information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards. However, we cannot guarantee that these measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. These security measures may be compromised as a result of security breaches by unauthorized persons, employee error, malfeasance, faulty password management, or other irregularity and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing usernames, passwords, or other sensitive information or otherwise attempt to hack into our information technology systems to obtain personal data relating to patients or employees, our confidential or proprietary information, or confidential information we hold on behalf of third parties. In addition, with the prolific use of artificial intelligence technologies, there is an increased risk of unauthorized or accidental disclosure. For example, our employees, third-party service providers, strategic partners, or other contractors or consultants may input inappropriate or confidential information into an artificial intelligence system (in particular, a system that is managed, owned, or controlled by a third party), thereby compromising our business operations. Even if the vulnerabilities that may lead to the foregoing are identified, we may be unable to adequately investigate or remediate due to attackers increasingly using tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. The occurrence of any of these events may cause business operation disruptions, diversion of the attention of management and key information technology resources, and possibly lead to security breaches of, or the unauthorized access to, our confidential information or other business data. If the unauthorized persons successfully hack into or interfere with our connected products or services, they may create issues with product functionality that could pose a risk of the loss of data, a risk to patient safety, and a risk of product recall or field action, which could adversely impact our business and reputation. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, a situation that has persisted since the beginning of the COVID-19 pandemic, which may create additional opportunities for cybercriminals to exploit vulnerabilities.
As described above, we also rely on external vendors to supply and/or support certain aspects of our information technology systems. The systems of these external vendors may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of our own information technology systems, and we are dependent on these third parties to deploy appropriate security programs to protect their systems. In addition to potential exposure to data breaches, security and cybersecurity incidents, or other actions that may compromise the security of or interfere with the function of our systems, defects or vulnerabilities in the software or systems of our external vendors may expose failures in our internal controls and risk management processes, which may adversely impact our business, financial condition, or results of operations and may also harm our reputation, brand, and customer relationships.

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
Furthermore, we may implement changes to information technology systems that could have significant impacts on our manufacturing, sales, and finance functions, among other teams. These impacts may include (i) operational disruptions resulting from the slow adaptation of the new information technology systems by employees, whether due to inadequate training or resistance to change, or data loss during the transition to the updated information technology system, including critical customer data, or improper planning leading to the loss of essential software features needed for specific business requirements; (ii) inaccurate financial reporting due to inaccurate data transfer or technical issues; (iii) financial losses due to system failures or cost overruns; (iv) security risks involving potential data breaches, unauthorized access, or loss of sensitive information; (v) compliance risks arising should the updated technology fail to meet regulatory requirements or industry standards; and (vi) strategic risks if the technology implementation fails to deliver the expected benefits.
While we maintain cyber insurance coverage that is intended to address data security risks, such insurance coverage may be insufficient to cover all losses or claims that may arise.
THE FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL COULD HARM OUR ABILITY TO COMPETE, AND CHANGES IN OUR EXISTING LABOR RELATIONSHIPS COULD MATERIALLY ADVERSELY IMPACT OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
We are highly dependent on the principal members of our management and scientific staff. For example, our product development plans depend, in part, on our ability to attract and retain software, mechanical, electrical, and robotics engineers. Attracting and retaining qualified personnel is critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the constrained labor market and competition for such personnel. Additionally, as a result of the volatility in our stock price, certain long-term incentive benefits, such as equity grants, may be viewed as having less value and, accordingly, could lead to higher attrition. Moreover, we may also encounter higher costs of labor through recruiting expenses, wage rates, retention benefits, or the potential existence of different employee/employer relationships, such as work councils and/or labor unions.
Fluctuations in labor availability globally, including labor shortages and staff burnout and attrition, may also impact our ability to hire and retain personnel critical to our manufacturing, logistics, and commercial operations. The extent and duration of the impact of labor market challenges are subject to numerous factors, including the remaining impact of COVID-19, availability of qualified and highly skilled persons in the markets where we operate and unemployment levels within these markets, behavioral changes, such as fully engaging employees, including those working from home or in a hybrid fashion, prevailing wage rates, health and other insurance and benefit costs, inflation, adoption of new or revised employment and labor laws and regulations or government programs, safety levels of our operations, and our reputation within the labor market. The loss of any of our qualified personnel or our inability to attract and retain qualified personnel could harm our business and our ability to compete, and related expenses could adversely affect our results of operations and financial condition.
Moreover, if we fail to attract, motivate, or retain personnel, or relax our standards in order to meet the demands of our growth, our corporate culture, our ability to achieve our strategic objectives, and our compliance with obligations under our internal controls and other requirements may be harmed. We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, teamwork, and a focus on execution, as well as facilitates critical knowledge transfer and knowledge sharing. We could also be subject to union or council efforts to organize our employees. These organizational efforts, if successful, decrease operational flexibility and could adversely affect our operating efficiency. In addition, our response to any organizational efforts could be perceived negatively and harm our business and reputation.

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
We have experienced procedure growth for a number of benign conditions, including hernia repairs, hysterectomies, cholecystectomies, bariatrics, and certain other surgeries. Many of these types of surgeries may be postponed in the short term by patients to avoid vacation periods and for other personal scheduling reasons. Patients may also accelerate procedures to take advantage of insurance funding cut-off dates. Historically, we have experienced lower procedure volume in the first and third quarters of the year and higher procedure volume in the second and fourth quarters of the year. The timing of procedures and changes in procedure growth directly affect the timing of instruments and accessories and capital purchases by customers.
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
We believe customer financing through leasing is an important consideration for some of our customers and have experienced an increase in demand for customer financing. Lease financing arrangements have the effect of reducing cash flows at lease commencement and, instead, spread them over the life of the lease term, which increases the time taken to recover our product costs and can impact our liquidity. We may experience losses from a customer’s failure to make payments according to the contractual lease terms. Our exposure to the credit risks relating to our lease financing arrangements may increase if our customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty, or other customer-specific factors.
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
Certain of our leasing arrangements allow customers to cancel, return, or upgrade the systems leased prior to the end of the lease term without incurring a financial penalty. We also lease our systems to certain qualified customers where the lease payments are based on their usage of the systems. While leases, including usage-based arrangements, enable our customers to upgrade and get access to new technologies faster, it may also enable competitors to more easily induce customers to switch to a competitor’s system. Furthermore, depending on the timing and terms of the upgrade transaction, the amount of revenue generated on the initial and upgraded lease arrangements may not, in the aggregate, generate the same amount of revenue that a traditional sale and trade-in transaction would. Also, if customers do not perform a sufficient number of procedures on our systems leased under usage-based arrangements, it could impact our profitability on those transactions. Moreover, the usage of those systems could vary from quarter to quarter, which could result in higher variability in our revenue under those arrangements, including a significant reduction in revenue if the usage ends. Additionally, if customers return or terminate these arrangements prematurely, it could have a material adverse effect on our business, financial condition, or result of operations.
THIRD PARTIES MAY OFFER TO SELL TO OUR CUSTOMERS REMANUFACTURED AND/OR UNAUTHORIZED INSTRUMENTS AND ACCESSORIES OR TO SERVICE OUR SYSTEMS, WHICH COULD NEGATIVELY IMPACT SAFETY, OUR FINANCIAL RESULTS, AND OUR REPUTATION.
A significant portion of our revenue is generated through our sales of instruments and accessories. Third parties have offered and may continue to offer customers counterfeit instruments and accessories and/or instruments and accessories that have been remanufactured and/or are unauthorized, including instruments that have been remanufactured to support the use of some of our limited-use instruments beyond their labeled useful life. As of the filing date, we are unaware that the FDA or any other regulatory agency has granted 510(k) or equivalent market authorization for the remanufacturing of any instruments for use with a da Vinci X or da Vinci Xi surgical system, but we understand that the FDA has granted 510(k) clearance to one company for a remanufactured EndoWrist instrument used with our da Vinci Si surgical system. While we generally do not approve the use by our customers of unauthorized and unapproved instruments and accessories that lack FDA clearance or other applicable regulatory approval or certification with our systems, such activities could potentially result in reduced revenue, increased patient safety risks, and negative publicity for us if these products cause injuries and/or do not function as intended when used with our systems, any of which could have a material adverse effect on our business, financial condition, or results of operations. In addition, we may be subject to laws that regulate or attempt to regulate the manner in which third-party instruments and accessories or third-party service providers interact with our systems, and such laws could also negatively impact our business, financial condition, or results of operations.
OUR BUSINESS IS SUBJECT TO COMPLEX AND EVOLVING LAWS AND REGULATIONS REGARDING PRIVACY, DATA PROTECTION, AND OTHER MATTERS RELATING TO INFORMATION COLLECTION.
There are numerous state, federal, and foreign laws, regulations, decisions, and directives regarding data privacy and security and the collection, storage, transmission, use, disclosure, and other processing of different types of information about individuals and other data (including customer data), the scope of which is continually evolving and subject to differing interpretations. We may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations, and directives.
For example, the GDPR, which is in effect across the EEA, imposes several stringent requirements for controllers and processors of data relating to an identifiable living individual or “personal data” including, for example, imposing strict standards when obtaining consent from individuals to process their personal data, requiring robust disclosures to individuals, providing individual data rights, imposing short timelines for data breach notifications, limiting retention periods and secondary use of information, imposing certain requirements pertaining to health data as well as pseudonymized (i.e., key-coded) data, regulating cross-border transfers of personal data out of the EEA, as well as additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR also includes a principle of accountability and the obligation to demonstrate compliance with the foregoing obligations through policies, procedures, training, and audits. The GDPR provides that EEA member states may make their own further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EEA member states may result in significant fines, regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit), and/or civil claims (including class actions). Compliance with data protection obligations imposed by GDPR and EEA member state laws may be onerous and adversely affect our business, financial condition, or results of operations.
Further, since 2021, we have been subject to the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the obligations, monetary fines, and enforcement regime under the GDPR; however, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term and how data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure. We are also subject to evolving EEA and UK privacy laws on cookies, tracking technologies, and e-marketing, which continue to evolve and which regulators actively enforce.
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
Even when HIPAA does not apply, according to the Federal Trade Commission (the “FTC”), violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair and/or deceptive acts or practices in violation of Section 5(a) of the FTC Act. The FTC has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information, or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by the FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.
Further, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA imposes compliance burdens on many organizations doing business in California that collect personal information about California residents. The CCPA’s definition of personal information is very broad and specifically includes biometric information (though information subject to HIPAA is expressly exempted). The CCPA allows for significant fines by the state attorney general, as well as a private right of action from individuals in relation to certain security breaches. The enactment of the CCPA has prompted a wave of similar legislative developments in other U.S. states, such as Virginia, Colorado, Connecticut, and Utah, and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. These developments are increasing our compliance burden and our risk, including risks of regulatory fines, litigation, and associated reputational harm.
In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA or UK to third countries, including the United States. Case law from the Court of Justice of the European Union (the “CJEU”) states that the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities,’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as an EU GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. However, we expect the existing legal complexity and uncertainty regarding international persona data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged.
We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S. and are evaluating whether additional mechanisms will be required to establish adequate safeguards for personal data. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used and/or start taking enforcement action, we could suffer additional costs, complaints, and/or regulatory investigations or fines. As the regulatory guidance and enforcement landscape in relation to data transfers continues to develop, we could suffer additional costs, complaints, and/or regulatory investigations or fines, and we may have to stop using certain tools and vendors. Moreover, if we are unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services. These operational changes could adversely affect our business, financial condition, or results of operations.
In China, we are also subject to various aspects of the country’s data compliance regime, which can include the Cybersecurity Law, the Data Security Law, and the Personal Information Protection Law (“PIPL”). In addition, the relevant government authorities of China promulgated several regulations or released a number of draft regulations for public comment that are designed to provide further implemental guidance in accordance with these laws. We cannot predict what impact the new laws and regulations or the increased costs of compliance, if any, will have on our operations in China, in particular the Data Security Law or PIPL, due to their recent enactment and the limited guidance available. It is also generally unclear how the laws will be interpreted and enforced in practice by the relevant government authorities, as these laws are drafted broadly and, thus, leave great discretion to the relevant government authorities to exercise.
In Israel, The Protection of Privacy Law, 5741-1981 (the “Israeli Privacy Law”) regulates the protection of privacy and personal data, along with several other specific regulations enacted thereunder and, in particular, the Privacy Protection Regulations (Data Security), 5777-2017 (together with Israeli Protection of Privacy Law, the “Israeli Privacy Law and Regulations”). Under the Israeli Privacy Law and Regulations, organizations are subject to various privacy and data protection requirements, including mandatory registration of databases with the Israeli Registrar of Databases (if certain conditions are met), executing data processing agreements with data recipients, safeguarding the collection and processing of personal data, safeguarding the transfer of personal data (which is specifically subject to the requirements of the Privacy Protection Regulations), personal data breach notification obligations, and other requirements. The Privacy Protection Authority (the “PPA”) is responsible for enforcement of the Israeli Privacy Law and Regulations and periodically publishes opinions and guidelines on privacy matters. In terms of enforcement, failure to comply with the Israeli Privacy Law and Regulations can result in PPA investigations, administrative fines or sanctions, and civil or criminal actions (civil proceedings may include statutory damages without the need to prove actual damages).
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
ONGOING AND POTENTIAL FUTURE GLOBAL CONFLICTS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
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
Separately, on October 7, 2023, Hamas, a U.S.-designated terrorist organization, launched a series of coordinated attacks from the Gaza Strip onto Israel. On October 8, 2023, Israel formally declared war on Hamas, and the armed conflict is ongoing as of the date of this filing. Hostilities between Israel and Hamas could escalate and involve surrounding countries in the Middle East. Furthermore, following Hamas’ attack on Israel, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels in the Red Sea. The Red Sea is an important maritime route for international trade. As a result of such disruptions, we may experience in the future extended lead times, delays in supplier deliveries, and increased freight costs. The risk of ongoing supply disruptions may further result in delayed deliveries of our products.

We are actively monitoring the situation in Ukraine and Russia and the conflict between Israel and Hamas and assessing the impacts on our business, including our business partners and customers. To date, we have not experienced any material interruptions in our infrastructure, supplies, technology systems, or networks needed to support our operations. We have no way to predict the progress, outcome, or consequences of the military conflict in Ukraine or its impacts in Ukraine, Russia, Belarus, Europe, or the U.S., or of the conflict in the Israel-Gaza regions and any potential increases in hostilities in the Middle East.
The length, impact, and outcome of ongoing military conflicts is highly unpredictable and could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, trade disputes or trade barriers, changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage. The extent and duration of the military action, sanctions, other consequences, such as restrictions on transactions or banning the export of energy products, including natural gas, and the resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Impacts to our business may include, but are not limited to, procedures performed, demand for our products, and ability to spend on capital equipment and healthcare in general. Any such disruption may also magnify the impact of other risks described.
INCORPORATING ARTIFICIAL INTELLIGENCE INTO OUR PRODUCTS, SERVICES, AND OPERATIONS MAY RESULT IN LEGAL AND REGULATORY RISKS OR REPUTATIONAL HARM OR HAVE OTHER ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
Our current operations, products, and services use artificial intelligence (“AI”), including machine learning. Examples of our current uses of machine learning include (i) using algorithms to process video and system data to identify surgical activities and surgical performance indicators to support learning, teaching, and practice management, and (ii) using algorithms to support surgical planning and navigation. Future innovations in our products and services will likely continue to incorporate AI, and these applications may become important in our operations over time, for example, our development of machine learning-enabled medical devices (“MLMDs”).
As with many technological innovations, there are significant risks and challenges involved in maintaining and deploying these technologies, and there can be no assurance that the usage of such technologies will enhance our products or services or be beneficial to our business, including our efficiency or profitability.
Our ability to continue to maintain or use such technologies may be dependent on access to specific third-party software and infrastructure, such as processing hardware, and we cannot control the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment. Our products and services may not compete effectively with alternative products and services if we are not able to source and integrate the latest technologies into our products and services. In addition, a number of aspects of intellectual property protection in the field of AI are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI technologies and relevant system input and outputs. If we fail to obtain protection for the intellectual property rights concerning our AI technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products, which could adversely affect our business, reputation, financial condition, or results of operations. Refer to our risk factor titled “If we are unable to fully protect and successfully defend our intellectual property from use by third parties, our ability to compete in the market may be harmed” for additional risks related to intellectual property.
The regulatory landscape surrounding AI is also evolving, and the use of machine learning technologies may expose us to an increased risk of regulatory enforcement and litigation. For example, in October 2023, the FDA, Health Canada, and the U.K.’s Medicines and Healthcare products Regulatory Agency jointly published the “Predetermined Change Control Plans for Machine Learning-Enabled Medical Devices: Guiding Principles.” These principles may require significant regulatory oversight, such as additional premarket review, and ongoing regulation through monitoring, maintenance, and improving device performance to ensure safety and effectiveness.
In the U.S., an executive order was issued in October 2023 on the Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability, and fairness in the development and use of AI, including in the healthcare industry. The order seeks to balance fostering innovation with addressing risks associated with AI by providing eight guiding principles and priorities, such as ensuring that consumers are protected from fraud, discrimination, and privacy risks related to AI. The order also calls for future regulations from various agencies, such as the Department of Commerce (to draft guidance for detecting and authenticating AI content) and the Federal Trade Commission (to ensure fair competition and reduce consumer harm). In alignment with the order, other agencies have published guidance.
Apart from the U.S., policymakers in key jurisdictions, such as the EU, are actively working on legislation and regulations to encourage the development and use of ethical and safe AI technologies. For example, on April 21, 2021, the European Commission proposed a regulation seeking to establish a comprehensive, risk-based governance framework for AI in the EU market (“EU AI Act”). The proposal is intended to apply to companies that develop, use, and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, and accuracy. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the EU. These regulatory proposals are at varying stages of the legislative process and are not yet finalized; the EU AI Act is at an advanced stage and the text is currently expected to be finalized by the end of 2023. Once finalized and in force, this regulatory framework is expected to have a material impact on the way that AI is regulated in the EU and, together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide, improve, or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations, and financial condition.
Other jurisdictions where we operate have already or are also expected to introduce guidelines and regulations around the use of AI within the next few years. The regulations may impose onerous obligations and may require us to rework or reevaluate improvements to be compliant, potentially increasing costs.
Moreover, some of the AI features of our products involve, or may involve, the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection, each of which may be interpreted in ways that may affect the way in which we engage with machine learning and require us to make changes to our business practices and products to comply with such obligations. Our use of AI technologies may involve the storage and transmission of confidential or sensitive information, including personal information of employees, customers, and others, as well as protected health information of clients’ patients. In addition, due to the sensitive nature of the information, the security features of our computers and systems, network, and communications systems infrastructure are critical to the success of our business. A breach or failure in our security measures could occur from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks, or ransom-related attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events, and any of the foregoing events could have a material adverse effect on our business, financial condition, or results of operations. For more information on risks associated with the processing of confidential and sensitive information, including personal information, refer to our risk factor titled “Information technology system failures, cyberattacks, or deficiencies in our cybersecurity could harm our business, customer relations, financial condition, or results of operations.”
Though we have taken steps to be thoughtful in our development, training, and implementation of machine learning, including taking steps to comply with the laws and frameworks discussed above that are currently in effect, our machine learning-related processing could pose certain risks to our customers, including patients, clinicians, and healthcare institutions, and it is not guaranteed that regulators will agree with our approach to limiting these risks or to our compliance more generally. Risks can include, but are not limited to, the potential for errors or inaccuracies in the algorithms or models used by the MLMDs, the potential for bias or inaccuracies in the data used to train the MLMDs, the potential for improper processing of personal information that could lead to deprecation of our algorithms, and the potential for cybersecurity breaches that could compromise patient data or device functionality. Such risks could negatively affect the performance of our products, services, and business, as well as our reputation and the reputations of our customers, and we could incur liability through the violation of laws or contracts to which we are a party or civil claims.
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

IF WE DO NOT SUCCESSFULLY MANAGE OUR COLLABORATION, LICENSING, JOINT VENTURE, STRATEGIC ALLIANCE, OR PARTNERSHIP ARRANGEMENTS WITH THIRD PARTIES, WE MAY NOT REALIZE THE EXPECTED BENEFITS FROM SUCH ARRANGEMENTS, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
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
Integrating an acquisition can also be expensive and time-consuming and may strain our resources. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company at a business that lacks them. In addition, we may be unable to retain the employees of acquired companies or the acquired company’s customers, suppliers, distributors, or other partners for a variety of reasons, including that these entities may be our competitors or may have close relationships with our competitors. Furthermore, acquired companies may have less mature or less sophisticated information systems, securities practices, or training, which may result in an increased risk of security and cybersecurity incidents when such companies are integrated. For example, in 2020, we acquired Orpheus Medical Ltd. and its wholly owned subsidiaries (“Orpheus Medical”) to deepen and expand our integrated informatics platform. The integration of this acquisition involved complex operations across different geographic locations and new products, distribution networks, and legal jurisdictions. Failure to successfully integrate our acquisitions may have a material adverse impact on our business, financial condition, or results of operations.
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
The value of our investments may also decline due to instability in the global financial markets, which may reduce the liquidity of securities included in our portfolio. The closure of SVB and other institutions swept into receivership and the appointment of the FDIC as receiver in 2023 created bank-specific and broader financial institution liquidity risk and concerns. Although the U.S. Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and other banks that have been similarly swept into receivership would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may impair our ability to access capital needed to support near-term working capital needs, whether from our existing investment and deposit accounts and credit facilities or otherwise, and may lead to market-wide liquidity shortages and create additional market and economic uncertainty. Any decline in available funding or access to our cash and liquidity resources could also result in breaches of our financial and/or contractual obligations.
Our Intuitive Ventures fund invests in early-stage companies, which involve substantial risks and uncertainties. These risks and uncertainties include, among other things, uncertainties inherent in research and development; uncertainties regarding the ability of Intuitive Ventures to identify investment candidates; uncertainties regarding the success of Intuitive Ventures’ investments; uncertainties and variables inherent in the operating and financial performance in investments made, including, among other things, competitive developments and general economic, political, business, industry, regulatory and market conditions; future exchange and interest rates; and changes in tax and other laws, regulations, rates and policies.
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
•changes in share-based compensation;
•changes in tax laws or the interpretation of such tax laws; and
•changes in generally accepted accounting principles.

We are unable to predict what changes to the tax laws of the U.S. and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business, including changes resulting from the base erosion and profit shifting (“BEPS”) project undertaken by the Organization for Economic Co-operation and Development (“OECD”). As part of the OECD’s BEPS project, over 140 member jurisdictions of the OECD Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalization of the Economy, which includes a reallocation of taxing rights among jurisdictions and a global minimum tax rate of 15%. On December 15, 2022, the Council of the European Union approved its directive to implement rules regarding such a 15% global minimum tax rate. Other countries have adopted, or have announced plans to adopt, new tax laws to align with the global minimum tax. These changes could increase tax uncertainty and may adversely impact our provision for income taxes. Any significant increase in our future effective tax rate could have a material adverse impact on our business, financial condition, or results of operations.
DISRUPTIONS AT THE FDA AND OTHER GOVERNMENT AGENCIES OR NOTIFIED BODIES COULD HINDER THEIR ABILITY TO HIRE, RETAIN, OR DEPLOY PERSONNEL, OR OTHERWISE PREVENT PRODUCTS FROM BEING DEVELOPED, CLEARED, CERTIFIED, APPROVED, OR COMMERCIALIZED IN A TIMELY MANNER OR AT ALL, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
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
Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA, other regulatory authorities, or notified bodies from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, other regulatory authorities, or notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
For instance, in the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. Their designation process, which is significantly stricter under the new regulation, has experienced considerable delays due to the COVID-19 pandemic. Despite a recent increase in designations, the current number of notified bodies designated under the new Regulation remains significantly lower than the number of notified bodies designated under the previous regime. The current designated notified bodies are, therefore, facing a backlog of requests, and review times have lengthened. This situation could impact our ability to grow our business in the EU and EEA.
WE ARE SUBJECT TO RISKS ASSOCIATED WITH REAL ESTATE CONSTRUCTION AND DEVELOPMENT.
The development of our facilities is subject to risks relating to our ability to complete our projects on schedule or within budget. Factors that may result in a development project being prevented or delayed from completion or exceeding budget include, but are not limited to (i) construction delays due to labor challenges, poor weather, defects, or cost overruns, which may increase project development costs; (ii) cost escalations associated with materials, including changes in availability, proximity, and cost of materials, such as steel, cement, concrete, aggregates, oil, fuel, and other construction materials, including potential risks arising from geopolitical conflicts, changes in U.S. trade policies and retaliatory responses from other countries, changes in foreign exchange rates, as well as cost escalations associated with subcontractors and labor; (iii) the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues; (iv) an inability to obtain, or a significant delay in obtaining, zoning, construction, occupancy, and other required governmental permits and authorizations; (v) difficulty in complying with local, city, county, and state rules and regulations regarding permitting, zoning, subdivision, utilities, and water quality, as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats; (vi) insufficient infrastructure capacity or availability (e.g., water, sewer, and roads) to serve the needs of our projects; (vii) failure to achieve or sustain anticipated occupancy levels; (viii) condemnation of all or parts of development or operating properties, which could adversely affect the value or viability of such projects; and (ix) natural disasters and other extreme weather conditions, including, but not limited to, hurricanes, tornadoes, earthquakes, wildfires, or flooding.
CLIMATE CHANGE, NATURAL DISASTERS, OR OTHER EVENTS BEYOND OUR CONTROL COULD DISRUPT OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
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
Physical risks associated with climate change are subject to increasing societal, regulatory, and political focus in the U.S. and globally. Shifts in weather patterns caused by climate change are expected to increase the frequency, severity, or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures, or flooding, which could cause more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of hospitals, medical care facilities, and other customers, reduced workforce availability, increased costs or reduced supply of raw materials and components, increased liabilities, and decreased revenues than what we have experienced in the past from such events. The geographic location of our California headquarters and many of our manufacturing facilities, as well as the facilities of certain of our key suppliers and service providers, subject them to earthquake, drought, and wildfire risks. If a major earthquake, wildfire, or other natural disaster were to damage our facilities or the facilities of our suppliers and service providers, or impact the ability of our employees or the employees of our suppliers and service providers to travel to their workplace, we may experience potential impacts ranging from production and shipping delays to lost revenues and increased costs, which could harm our business. Moreover, periods with increased drought and annual periods of wildfire danger may increase the probability of planned power outages in the communities where we work and live. For example, in October 2019, Pacific Gas and Electric, the public electric utility in the Northern California region, used planned power outages to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure. If prolonged or frequent, such planned blackouts could impact our operations and the operations of our suppliers and service providers located in the Northern California region. While this danger has a low assessed risk of disrupting normal business operations, it has a potential impact on our employees’ abilities to commute to work or to work from home and stay connected effectively. We do not have multiple-site capacity for all of our operations in the event of a business disruption, and we are predominantly self-insured and may not be able to sufficiently cover losses or additional expenses that we may sustain. Furthermore, the impacts of global climate change on water resources may result in water scarcity, which could impact our ability to access sufficient quantities of water in certain locations and result in increased costs.
In addition, the increasing concern over climate change has resulted and may continue to result in more legal and regulatory requirements designed to mitigate the effects of climate change on the environment, including regulating greenhouse gas emissions, alternative energy policies, and sustainability initiatives. If such laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet our regulatory obligations. Changes in requirements may adversely affect raw material sourcing from suppliers, our manufacturing operations and those of our suppliers, and the distribution of our products. Further, there may be increasing scrutiny and changing expectations from the market and other stakeholders with respect to Environmental, Social, and Governance (ESG) practices. Any such regulatory changes or increased market expectations could also have a significant effect on our operating and financial decisions, including those involving capital expenditures to reduce emissions and comply with other regulatory requirements or stakeholder expectations.
CONTINUED CONSOLIDATION IN THE HEALTHCARE INDUSTRY COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
The healthcare industry has been consolidating, and organizations continue to consolidate purchasing decisions for many of our healthcare provider customers. Numerous initiatives and reforms by legislators, regulators, and third-party payers to curb the rising cost of healthcare have catalyzed a consolidation of aggregate purchasing power within the markets in which we sell our products. As the healthcare industry consolidates, competition to provide products and services is expected to continue to intensify, resulting in pricing pressures and decreased average selling prices. In addition, for smaller hospitals or groups that do not consolidate with larger networks, these entities may face increasing cost and/or competitive pressures, which could impact their ability to purchase additional products and services from us or make contractual payments over time. We expect that market demand, government regulation, third-party payor coverage and reimbursement policies, government contracting requirements, new entrants, technology, and societal pressures will continue to change the worldwide healthcare industry, resulting in further consolidation, which may exert further downward pressure on prices of our products and services and may have a material adverse impact on our business, financial condition, or results of operations.
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
•adequate use of the corrective and preventive actions process to identify and correct or prevent significant, systemic failures of products or processes or in trends that suggest the same; and
•the reporting of corrections and removals, which requires that manufacturers report to the FDA recalls and field corrective actions taken to reduce a risk to health or to remedy a violation of the FFDCA that may pose a risk to health.
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
We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA and foreign regulatory authorities when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed time frame. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA or foreign regulatory authorities could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, approval, or certification, seizure of our products or delay in clearance, approval, or certification of future products.
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
For instance, one of the most significant moving targets related to the regulatory landscape is in the EU; more specifically, the regulation of medical devices has recently evolved. The EU Medical Devices Regulation, which repeals and replaces the EU Medical Devices Directive, became applicable on May 26, 2021. In accordance with its recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021, and (ii) legacy devices lawfully placed on the EU market from May 26, 2021, in accordance with the EU Medical Devices Regulation transitional provisions may generally continue to be made available on the market or put into service until December 31, 2028 (at the very latest and depending on the product risk classification) per the EU Medical Devices Regulation extended transitional provisions, provided that the requirements of the transitional provisions are fulfilled. However, since May 26, 2021, manufacturers must already comply with a number of new, or reinforced, requirements set forth in the EU Medical Devices Regulation, including registration of economic operators and of devices control plan, Periodic Safety Update Report (“PSUR”), notify body periodic vigilance report, post-market surveillance, clinical periodic review report, and vigilance requirements.
Subject to the transitional provisions, in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation. Compliance with these requirements is a prerequisite to be able to affix the CE mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. It is the responsibility of the (manufacturer) Person Responsible for Regulatory Compliance (“PRRC”) to ensure such requirements are fulfilled and in place in the company. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients or the safety and health of users and, where applicable, other persons, provided that any risks that may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification and may include a technical documentation assessment and an onsite audit. Except for low-risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts that relate to sterility, metrology, or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design, and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements and we have the organizational structure to support it (i.e., PRRC), the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU or any countries recognizing the CE mark. The aforementioned EU rules are generally applicable in the EEA.
In January 1999, further to their certification by our notified body, Presafe, we affixed the CE mark to our da Vinci surgical system and EndoWrist instruments, attesting compliance with the former EU Medical Devices Directive, and we have maintained these certifications continuously since that time. Subsequent products and accessories have also received certifications by our notified body in accordance with the former EU Medical Devices Directive. Where required, we are maintaining our certificates granted under the former EU Medical Devices Directive and have either gained, or are working towards, certification under the EU Medical Devices Regulation for all medical devices that we intend to continue to market in the EU and EEA. Should we not gain such certification, this would prevent us from selling our products in the EU and EEA. Should we not gain such certification by the end of the transitional period currently set forth in the EU Medical Devices Regulation of December 31, 2027, for higher classification devices (Class III and certain Class IIb implantable devices), and December 31, 2028 for medium- and lower-risk devices (for the other Class IIb devices, Class IIa devices, and some Class I devices), it would prevent us from selling our products in the EU and EEA. We are committed to complying with the EU Medical Devices Regulation for our legacy devices as well as any new device introduction in the market for the first time, transitioning progressively toward the EU Medical Devices Regulation and, in parallel, benefiting from the EU Medical Devices Regulation transitional provisions to continue marketing our devices in the EU and the EEA under their EU Medical Devices Directive certification until we obtain our new certifications.

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
To date, we received approvals from the Japanese Ministry of Health, Labor and Welfare for our da Vinci Si, Xi, X, and SP surgical systems and various associated instruments and accessories for use in certain da Vinci procedures. We may seek additional approvals for other products and/or indications; however, there can be no assurance that such approvals will be granted. In addition, because not all of our instruments have received product approvals and reimbursement is an additional process to generate market acceptance, it is possible that procedures will be adopted slowly or not at all. Sales of our products depend, in part, on the extent to which the costs of our products are reimbursed by governmental health administration authorities. There are multiple pathways to obtain reimbursement for procedures including those that require in-country clinical data and which are considered for reimbursed status in April of even-numbered years. If we are not successful in obtaining the necessary reimbursement approvals or obtaining approvals for future products and procedures, then the demand for our products could be limited. These limitations could eliminate a significant market opportunity for our products in Japan.
Our capital sales in China are subject to importation authorizations and purchasing tender processes. In June 2023, the China National Health Commission published the 14th five-year plan quota for major medical equipment to be sold in China on its official website. Under the 2023 Quota, the government will allow for the sale of 559 new surgical robots into China, which could include da Vinci surgical systems as well as surgical systems introduced by others. Future system sales and our ability to grow future procedure volumes are dependent on the completion of these purchasing tender authorizations. The timing and magnitude of these future authorizations, which may determine our system placements in future years, is not certain, and we expect to continue to experience variability in the timing of capital sales in China.
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
In addition, other legislative changes have been proposed and adopted since the ACA became law. These changes included an aggregate reduction in Medicare payments, which went into effect on April 1, 2013, and will remain in effect through 2032, unless additional Congressional action is taken, with the exception of a temporary suspension due to the COVID-19 pandemic from May 1, 2020, through March 31, 2022. On January 2, 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers. MACRA repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019 and are based on various performance measures and physicians’ participation in alternative payment models, such as accountable care organizations. Individual states in the U.S. have also become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints and discounts, and require marketing cost disclosure and transparency measures.
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
For instance, in December 2021, the EU Regulation No. 2021/2282 on Health Technology Assessment, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical, etc.) aspects of health technology and making decisions on pricing and reimbursement.
WE ARE SUBJECT TO FEDERAL, STATE, AND FOREIGN LAWS GOVERNING OUR BUSINESS PRACTICES, WHICH, IF VIOLATED, COULD RESULT IN SUBSTANTIAL PENALTIES. ADDITIONALLY, CHALLENGES TO, OR INVESTIGATION INTO, OUR PRACTICES COULD CAUSE ADVERSE PUBLICITY AND BE COSTLY TO RESPOND TO AND, THUS, COULD HARM OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
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
We are subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we conduct our business. The healthcare laws and regulations that may affect our ability to operate include the federal Anti-Kickback Statute, which prohibits the payment of remuneration to induce or reward hospitals, physicians, or other healthcare professionals either to refer patients or to purchase, lease, order, or arrange for or recommend the purchase, lease, or order of healthcare products or services for which payment may be made under the federal healthcare programs, such as Medicare, Medicaid, and other third-party payor programs. Further, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. Similar laws must be complied with at the state level and in foreign jurisdictions.
We must comply with the federal civil and criminal false claims laws, including the federal False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federal healthcare programs that are false or fraudulent. Although we do not submit claims directly to government payors, manufacturers can be held liable under the federal False Claims Act if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.
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
These laws may affect our sales, marketing, and other promotional activities by limiting the kinds of financial arrangements that we may have with hospitals, physicians, or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, speaker, education, and training programs, physician consulting, and other service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. Violating anti-kickback laws and false claims laws can result in civil and criminal fines and penalties, which can be substantial and include monetary damages and penalties, imprisonment, and exclusion from government healthcare programs. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to defend and, thus, could harm our business, financial condition, or results of operations.
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

OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, VOLATILE.
The market price of our common stock has experienced fluctuations and may fluctuate significantly in the future. For example, during 2021, the adjusted closing price of our common stock reached a high of $365.42 and a low of $228.30; during 2022, it reached a high of $360.00 and a low of $183.06; and, during 2023, it reached a high of $354.93 and a low of $224.75. Our stock price can fluctuate for a number of reasons, including:
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
CYBERSECURITY RISK MANAGEMENT AND STRATEGY
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on various cybersecurity frameworks, such as the National Institute of Standards and Technology (“NIST”) and the Center for Internet Security (“CIS”), as well as information security standards issued by the International Organization for Standardization, including ISO 27001 and ISO 27002. In 2022, our cybersecurity systems and processes achieved ISO 27001 certification. We use these cybersecurity frameworks and information security standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology (“IT”) environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;
•cybersecurity awareness training for our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.
We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
CYBERSECURITY GOVERNANCE
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risks to the Audit Committee. The Audit Committee oversees management’s implementation of the cybersecurity risk management program.
The Audit Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser potential impact.
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from our IT management team, internal security staff, or external experts as part of the Board’s continuing education. Six members of our Board of Directors have information security expertise, including Joseph C. Beery, Gary S. Guthart, Ph.D., Amal M. Johnson, Sreelakshmi Kolli, Keith R. Leonard, Jr., and Mark J. Rubash.
Our management team, including our IT management team, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team has certifications from various organizations, such as ISC2 (Certified Information Security Systems Professional or “CISSP”), Global Information Assurance (“GIAC”), and the EC-Council.
Our management team oversees efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.
ITEM 2.    PROPERTIES
As of December 31, 2023, we own approximately 2.0 million square feet of space on 142 acres of land in Sunnyvale, California, where we house our principal headquarters, research and development, service, and support functions, as well as certain of our manufacturing operations.
Outside of Sunnyvale, California, we own facilities in other U.S. locations that are used for sales, training, manufacturing, engineering, and administrative functions, including approximately 520,000 square feet of space on 69 acres of land in Peachtree Corners, Georgia. We also lease approximately 830,000 square feet of space for certain engineering, warehousing, and support functions at various locations in the U.S.
Outside of the U.S., we own and/or lease properties in Mexicali, Mexico, and Germany, primarily for manufacturing operations, and Aubonne, Switzerland, primarily for our international headquarters. In China, our Joint Venture leases facilities for research and development, manufacturing, and sales operations. In Israel, we lease facilities for research and development. In addition, we lease various international facilities for sales and other operations.

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
As of January 25, 2024, there were 132 stockholders of record of our common stock, although there are a significantly larger number of beneficial owners of our common stock.
DIVIDENDS
We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business. In addition, we may use a portion of our retained earnings to repurchase shares of our common stock, if appropriate.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Please see Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under Part III of this Annual Report on Form 10-K for information on where to find information required by Item 201(d) of Regulation S-K.
RECENT SALES OF UNREGISTERED SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below summarizes our stock repurchase activity for the quarter ended December 31, 2023.

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
October 1 to October 31, 2023	232,332	$259.56	232,332	$1.1	billion
November 1 to November 30, 2023	22,585	$265.01	22,585	$1.1	billion
December 1 to December 31, 2023	—	$—	—	$1.1	billion
Total during quarter ended December 31, 2023	254,917	$260.04	254,917

(1)Since March 2009, we have had an active stock repurchase program (the “Repurchase Program”). As of December 31, 2023, our Board of Directors (our “Board”) had authorized an aggregate amount of up to $10.0 billion for stock repurchases, of which the most recent authorization occurred in July 2022, when our Board increased the authorized amount available under our Repurchase Program to $3.5 billion. The remaining amount available to repurchase shares under the authorized Repurchase Program as of December 31, 2023, is $1.1 billion. The authorized Repurchase Program does not have an expiration date.

STOCK PERFORMANCE GRAPH
This graph is not “soliciting material” or deemed “filed” with the SEC or subject to Regulation 14A or 14C (17 CFR 240.14a-1–240.14a-104 or 240.14c-1–240.14c-101) for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into any filings of Intuitive Surgical, Inc. under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2018, and December 31, 2023, with the cumulative total return of (i) the Nasdaq Composite Index, (ii) the S&P 500 Healthcare Index, and (iii) the S&P 500 Index over the same period. This graph assumes an investment of $100.00 on December 31, 2018, in our common stock, the Nasdaq Composite Index, the S&P Healthcare Index, and the S&P 500 Index and assumes the re-investment of dividends, if any.
The comparisons shown in the graph below are based on historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG INTUITIVE, NASDAQ COMPOSITE, S&P HEALTHCARE INDEX, AND S&P 500 INDEX

$250
$200
$150
$100
2018
2019
2020
2021
2022
2023
Intuitive Surgical, Inc.
NASDAQ Composite
S&P 500 Healthcare Index
S&P 500 Index

	December 31,
	2018	2019	2020	2021	2022	2023
Intuitive Surgical, Inc.	$100.00	$123.43	$170.82	$225.07	$166.22	$211.33
Nasdaq Composite	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
S&P 500 Healthcare Index	$100.00	$118.68	$132.24	$164.20	$158.37	$158.85
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21

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
We have commercialized the following da Vinci surgical systems: the da Vinci standard surgical system in 1999, the da Vinci S surgical system in 2006, the da Vinci Si surgical system in 2009, and the fourth generation da Vinci Xi surgical system in 2014. We extended our fourth-generation platform by adding the da Vinci X surgical system, commercialized in 2017, and the da Vinci SP surgical system, commercialized in 2018. The da Vinci SP surgical system accesses the body through a single incision, while the other da Vinci surgical systems access the body through multiple incisions. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software. We are in the early stages of launching our da Vinci SP surgical system, and we have an installed base of 177 da Vinci SP surgical systems as of December 31, 2023. We have received FDA clearance for the da Vinci SP surgical system for urologic and certain transoral procedures, and we have received regulatory clearance in South Korea, where the da Vinci SP surgical system may be used for a broad set of procedures. In September 2022, we received regulatory clearance for the da Vinci SP surgical system in Japan for the same set of procedures as can be performed on the da Vinci Xi surgical system in Japan. In January 2024, we obtained the European certification in accordance with 2017/745 EU MDR (Medical Devices Regulation) for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, and breast surgical procedures. We plan to commercialize the da Vinci SP surgical system in select major European countries throughout 2024 as part of a measured rollout strategy. We plan to seek FDA clearances for additional indications for the da Vinci SP surgical system over time. We also plan to seek clearances (including for additional indications) in other OUS markets over time. The success of the da Vinci SP surgical system is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances.
In addition, we have submitted regulatory filings in the U.S., Japan, and South Korea for our fifth-generation multi-port platform, da Vinci 5. If we obtain the required regulatory clearances, we plan a phased launch over several quarters after clearance, giving us time to mature our supply and manufacturing processes for the new system.
We offer approximately 70 different multi-port da Vinci instruments to provide surgeons with flexibility in choosing the types of tools needed to perform a particular surgery. These multi-port instruments are generally robotically controlled and provide end effectors (tips) that are similar to those used in either open or laparoscopic surgery. We offer advanced instrumentation for the da Vinci X and da Vinci Xi platforms, including da Vinci Energy and da Vinci Stapler products, to provide surgeons with sophisticated, computer-aided tools to precisely and efficiently interact with tissue. The da Vinci X and da Vinci Xi surgical systems share the same instruments, whereas the da Vinci Si surgical system uses instruments that are not compatible with the da Vinci X or da Vinci Xi systems. We currently offer nine core instruments on our da Vinci SP surgical system. We plan to expand the da Vinci SP instrument offering over time.
Training technologies include our Intuitive Simulation products, our Intuitive Telepresence remote case observation and telementoring tools, and our dual console for use in surgeon proctoring and collaborative surgery.
In 2019, the FDA cleared our Ion endoluminal system, which is a flexible, robotic-assisted, catheter-based platform that utilizes instruments and accessories for which the first cleared indication is minimally invasive biopsies in the lung. Our Ion system extends our commercial offering beyond surgery into diagnostic endoluminal procedures. The system features an ultra-thin, ultra-maneuverable catheter that can articulate 180 degrees in all directions and allows navigation far into the peripheral lung and provides the stability necessary for precision in a biopsy. Many suspicious lesions found in the lung may be small and difficult to access, which can make diagnosis challenging, and Ion helps physicians obtain tissue samples from deep within the lung, which could help enable earlier diagnosis. In March 2023, we obtained the European certification in accordance with 2017/745 EU MDR (Medical Devices Regulation) for our Ion endoluminal system and, in September 2023, we received regulatory clearance for our Ion endoluminal system in South Korea. We plan to seek additional clearances, approvals, and certifications for the Ion endoluminal system in OUS markets over time.
The success of new product introductions depends on a number of factors including, but not limited to, pricing, competition, market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction.
Macroeconomic Environment
Uncertainty surrounding macroeconomic and geopolitical factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, higher interest rates, instability in the global financial markets, significant disruptions in the commodities’ markets as a result of the conflict between Russia and Ukraine and the conflict between Israel and Hamas, labor shortages, and the introduction of or changes in tariffs or trade barriers may result in a recession, which could have a material adverse effect on our business.
Supply chain constraints continued to show improvement as 2023 progressed, relative to 2022, based on fewer market constraints. Notably, supply of semiconductor materials rebounded, while certain residual stresses remain. Additionally, prices of such materials remain elevated due to either market demand or production-related cost inflation. With higher interest rates, access to credit may become more difficult and any insolvency of certain suppliers, including sole- and single-sourced suppliers, may have heightened continuity risks. We are actively engaged in activities to seek to mitigate the impact of any supply chain disruptions on our operations.
Global shortages in important components have resulted in, and will continue to cause, inflationary cost pressure in our supply chain. To date, these supply chain challenges have not materially impacted our results of operations or ability to deliver products and services to our customers. However, supply constraints with certain materials, which may be unavoidable, could delay the timing of finished product deliveries, which could result in deferred or canceled procedures. Additionally, if inflationary pressures in component costs persist, we may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures. Also, there is continued uncertainty surrounding the impact of any monetary policy changes taken by the U.S. Federal Reserve and other central banks to address the structural risks associated with inflation.
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
A number of hospitals continue to experience challenges with staffing and cost pressures that could affect their ability to provide patient care; however, the staffing challenges have shown signs of improvement during the second half of 2023, relative to the first half of 2023 and to the prior year. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, higher interest rates make access to credit more expensive, unrealized losses decrease available cash reserves, and fiscal stimulus programs enacted during the COVID-19 pandemic wind down. Hospitals may also be adversely affected by the liquidity concerns in the broader financial services industry that could result in delayed access or loss of access to uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. As a consequence of the financial pressures and decreased profitability, some hospitals have indicated that they are lowering their capital investment plans and tightening their operational budgets. We believe that these factors have contributed to a softening in our U.S. capital pipeline, and we expect that demand for capital, particularly in the U.S., will continue to be impacted while macroeconomic conditions remain challenging. In addition, as overall competition for medical technologies, including robotic-assisted devices and treatment options, progresses in various markets, we will likely experience longer selling cycles and pricing pressures. Any or all of these factors could negatively impact the number of da

Vinci procedures performed or the number of system placements and have a material adverse effect on our business, financial condition, or results of operations resulting in the failure to achieve our anticipated financial results.
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
COVID-19 Pandemic
In 2021, resurgences of the outbreak of a novel strain of coronavirus (COVID-19) affected da Vinci procedure volumes at various times throughout the year in most of the markets that we operate in. After each resurgence, as COVID-19 cases and hospitalizations subsided, we saw procedure volumes recover. In the U.S., the impact of high COVID-related hospitalization rates on procedure volumes was exacerbated by staffing shortages. Although hospitals were better equipped to handle COVID patients as compared to the outset of the pandemic, COVID-19 resurgences challenged hospital resources and negatively impacted da Vinci procedure volumes. In addition, delays in diagnosis and treatment of underlying conditions had a negative impact on da Vinci procedure volumes. Volumes associated with benign procedures were generally impacted to a higher degree when COVID-19 cases and hospitalizations increased, reflecting the deferability of certain elective surgeries.
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
In 2023, COVID-19 resurgences in China continued to negatively impact our procedure volumes in January. However, in February and March, as infections and hospitalization started to decrease, we saw a recovery of procedure volumes. During the remainder of 2023, we did not experience significant disruptions from COVID-19.
We expect the depth and extent to which COVID-19 impacts individual markets to vary based on the availability of vaccinations, personal protective equipment, intensive care units and operating rooms, and medical staff, as well as other government interventions. Additionally, COVID-19 has, and may continue to, contribute to hospital staffing shortages, which impacts hospitals’ ability to provide patient care and, in some cases, results in the deferral of elective surgeries. When COVID-19 infection rates have spiked in a particular region in the past, procedure volumes were often negatively impacted and the diagnoses of new conditions and their related treatments were sometimes deferred. While we believe that there has been a backlog of patients that remains to be treated, and that such a backlog has positively contributed to 2023 procedure volumes, it is difficult to determine if and when any remaining backlog of patients will ultimately seek diagnosis and treatment and whether they will be treated through surgery.
Business Model
Overview
We generate revenue from the placement of da Vinci surgical systems, in sales or sales-type lease arrangements where revenue is recognized up-front or in fixed-payment or usage-based operating lease arrangements where revenue is recognized over time. We earn recurring revenue from the sales of instruments, accessories, and services, as well as revenue from operating leases. The da Vinci surgical system generally sells for between $0.7 million and $2.5 million, depending on the model, configuration, and geography, and represents a significant capital equipment investment for our customers when purchased. Our instruments and accessories have limited lives and will either expire or wear out as they are used in surgery, at which point they need to be replaced. We generally earn between $700 and $3,600 of instruments and accessories revenue per surgical procedure performed, depending on the type and complexity of the specific procedures performed and the number and type of instruments used. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $80,000 and $200,000, depending on the configuration of the underlying system and the composition of the services offered under the contract. Our system sale arrangements generally include a five-year period of service, with the first year of service provided for free. These service contracts have generally been renewed at the end of the initial contractual service periods.
We generate revenue from our Ion endoluminal system in a business model consistent with the da Vinci surgical system model described above. We generate revenue from the placement of Ion systems, in sales or sales-type lease arrangements where revenue is recognized up-front or in fixed-payment or usage-based operating lease arrangements where revenue is recognized over time. We earn recurring revenue from the sales of instruments, accessories, and services, as well as revenue from operating leases. The Ion system generally sells for between $500,000 and $650,000. Our instruments and accessories have limited lives and will either expire or wear out as they are used in procedures, at which point they need to be replaced. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $55,000 and $65,000.
Additionally, as part of our ecosystem of products and services, we provide a portfolio of learning offerings and digital solutions. We do not currently generate material revenue from these offerings.
Recurring Revenue
Recurring revenue consists of instruments and accessories revenue, service revenue, and operating lease revenue. Recurring revenue increased to $5.94 billion, or 83% of total revenue in 2023, compared to $4.92 billion, or 79% of total revenue in 2022, and $4.29 billion, or 75% of total revenue in 2021.
Instruments and accessories revenue has grown at a faster rate than systems revenue over time. Instruments and accessories revenue increased to $4.28 billion in 2023, compared to $3.52 billion in 2022 and $3.10 billion in 2021. The increase in instruments and accessories revenue largely reflects continued procedure adoption.
Service revenue was $1.17 billion in 2023, compared to $1.02 billion in 2022 and $0.92 billion in 2021. The increase in service revenue was primarily driven by the growth of the base of installed da Vinci surgical systems producing service revenue. The installed base of da Vinci surgical systems grew 14% to approximately 8,606 as of December 31, 2023; 12% to approximately 7,544 as of December 31, 2022; and 12% to approximately 6,730 as of December 31, 2021.
We use the installed base, number of placements, and utilization of systems as metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Management believes that the installed base, number of placements, and utilization of systems provide meaningful supplemental information regarding our performance, as management believes that the installed base, number of placements, and utilization of systems are an indicator of the rate of adoption of our robotic-assisted medical procedures as well as an indicator of future recurring revenue. Management believes that both it and investors benefit from referring to the installed base, number of placements, and utilization of systems in assessing our performance and when planning, forecasting, and analyzing future periods. The installed base, number of placements, and utilization of systems also facilitate management’s internal comparisons of our historical performance. We believe that the installed base, number of placements, and utilization of systems are useful to investors as metrics because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and (2) they are used by institutional investors and the analyst community to help them analyze the performance of our business. The vast majority of installed systems are connected via the internet. System logs can also be accessed by field engineers for systems that are not connected to the internet. We utilize this information as well as other information from agreements and discussions with our customers that involve estimates and judgments, which are, by their nature, subject to substantial uncertainties and assumptions. Estimates and judgments for determining the installed base, number of placements, and utilization of systems may be impacted over time by various factors, including system internet connectivity, hospital and distributor reporting behavior, and inherent complexities in new agreements. Such estimates and judgments are also susceptible to technical errors. In addition, the relationship between the installed base, number of placements, and utilization of systems and our revenues may fluctuate from period to period, and growth in the installed base, number of placements, and utilization of systems may not correspond to an increase in revenue. The installed base, number of placements, and utilization of systems are not intended to be considered in isolation or as a substitute for, or superior to, revenue or other financial information prepared and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
Intuitive System Leasing
Since 2013, we have entered into sales-type and fixed-payment operating lease arrangements directly with certain qualified customers as a way to offer customers flexibility in how they acquire systems and expand their robotic-assisted programs while leveraging our balance sheet. These leases generally have commercially competitive terms as compared to other third-party entities that offer equipment leasing. We have also entered into usage-based operating lease arrangements with qualified customers that have committed da Vinci programs where we charge for the system and service as the systems are utilized. We believe that these alternative financing structures have been effective and well-received, and we are willing to expand the proportion of these structures based on customer demand. We include systems placed under fixed-payment and usage-based operating lease arrangements, as well as sales-type lease arrangements, in our system placement and installed base disclosures. We exclude operating lease-related revenue, including usage-based revenue, and Ion system revenue from our da Vinci surgical system average selling price (“ASP”) computations.

The following table summarizes our system placements under leasing arrangements for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Da Vinci System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	304	276	333
Usage-based operating lease arrangements	355	216	184
Total da Vinci system placements under operating lease arrangements	659	492	517
% of Total da Vinci system placements	48%	39%	38%
Sales-type lease arrangements	45	99	151
Total da Vinci system placements under leasing arrangements	704	591	668

Ion System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	63	61	43
Usage-based operating lease arrangements	54	40	7
Total Ion system placements under operating lease arrangements	117	101	50
% of Total Ion system placements	55%	53%	54%
Sales-type lease arrangements	5	11	7
Total Ion system placements under leasing arrangements	122	112	57
Revenue from fixed-payment operating lease arrangements is recognized on a straight-line basis over the lease term, and revenue from usage-based operating lease arrangements is recognized as the systems are used. We generally set fixed-payment and usage-based operating lease arrangements’ pricing at a modest premium relative to purchased systems reflecting the time value of money and, in the case of usage-based operating lease arrangements, the risk that system utilization may fall short of anticipated levels. Variable lease revenue recognized from usage-based operating lease arrangements has been included in our operating lease metrics herein. Operating lease revenue has grown at a faster rate than overall systems revenue and was $501 million, $377 million, and $277 million for the years ended December 31, 2023, 2022, and 2021, respectively, of which $217 million, $133 million, and $78 million, respectively, was variable lease revenue related to our usage-based operating lease arrangements. As revenue for fixed-payment and usage-based operating lease arrangements is recognized over time, total systems revenue growth is reduced in a period when the number of operating lease placements increases as a proportion of total system placements. Generally, lease transactions generate similar gross margins as our sale transactions.
The following table summarizes our systems installed at customers under operating leasing arrangements for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Da Vinci System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	1,204	1,018	841
Usage-based operating lease arrangements	1,023	665	453
Total da Vinci system installed base under operating lease arrangements	2,227	1,683	1,294

Ion System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	96	72	50
Usage-based operating lease arrangements	118	60	11
Total Ion system installed base under operating lease arrangements	214	132	61
Our exposure to the credit risks relating to our lease financing arrangements may increase if our customers are adversely affected by economic pressures or uncertainty, changes in healthcare laws, coverage and reimbursement, or other customer-specific factors. As a result of these macroeconomic factors impacting our customers, we may be exposed to defaults under our lease financing arrangements. Moreover, usage-based operating lease arrangements generally contain no minimum payments; therefore, customers may exit such arrangements without paying a financial penalty to us.

For some operating lease arrangements, our customers are provided with the right to purchase the leased system at certain points during and/or at the end of the lease term. Revenue generated from customer purchases of systems under operating lease arrangements (“Lease Buyouts”) was $74 million, $72 million, and $96 million for the years ended December 31, 2023, 2022, and 2021, respectively. We expect that revenue recognized from customer exercises of buyout options will fluctuate based on the timing of when, and if, customers choose to exercise their buyout options.
Systems Revenue
System placements are driven by procedure growth in most markets. In some markets, system placements are constrained by regulation. In geographies where da Vinci procedure adoption is in an early stage or system placements are constrained by regulation, system sales will precede procedure growth. System placements also vary due to seasonality largely aligned with hospital budgeting cycles. On an annual basis, we typically place a higher proportion of systems in the fourth quarter and a lower proportion in the first quarter as customer budgets are reset. Systems revenue is also affected by the proportion of system placements under operating lease arrangements, recurring fixed-payment and usage-based operating lease revenue, Lease Buyouts, product mix, ASPs, trade-in activities, customer mix, and specified-price trade-in rights. We generally do not provide specified-price trade-in rights or upgrade rights at the time of a system purchase. However, we expect that the number of arrangements that may contain these specified-price trade-in rights will increase when we launch our fifth-generation multi-port platform, da Vinci 5. Systems revenue remained flat at $1.68 billion in 2023. Systems revenue declined 1% to $1.68 billion in 2022. Systems revenue grew 44% to $1.69 billion in 2021.
Procedure Mix / Products
Our da Vinci surgical systems are generally used for soft tissue surgery for areas of the body between the pelvis and the neck, primarily in general, gynecologic, urologic, cardiothoracic, and head and neck surgeries. Within these categories, procedures range in complexity from cancer and other highly complex procedures to less complex procedures for benign conditions. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex procedures for benign conditions. Thus, hospitals are more sensitive to the costs associated with treating less complex, benign conditions. Our strategy is to provide hospitals with attractive clinical and economical solutions across the spectrum of procedure complexity. Our fully featured da Vinci Xi surgical system with advanced instruments (including da Vinci Energy and EndoWrist and SureForm Stapler products) and our Integrated Table Motion product targets the more complex procedure segment. Our da Vinci X surgical system is targeted toward price-sensitive markets and procedures. Our da Vinci SP surgical system complements the da Vinci Xi and X surgical systems by enabling surgeons to access narrow workspaces.
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
Distribution Channels
We provide our products through direct sales organizations in the U.S., Europe (excluding Italy, Spain, Portugal, Greece, and Eastern European countries), China (through our Intuitive-Fosun Pharma Joint Venture), Japan, South Korea, India, Taiwan, and Canada. In the remainder of our OUS markets, we provide our products through distributors.
Regulatory Activities
Overview
Our products must meet the requirements of a large and growing body of international standards that govern the product safety, efficacy, advertising, labeling, safety reporting design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use, and disposal of our products. Examples of such standards include electrical safety standards, such as those of the International Electrotechnical Commission, and composition standards, such as the Reduction of Hazardous Substances and the Waste Electrical and Electronic Equipment Directives in the EU. Failure to meet these standards could limit our ability to market our products in those regions that require compliance with such standards.
Our products and operations are also subject to increasingly stringent medical device, privacy, and other regulations by regional, federal, state, and local authorities. After a device is placed on the market, numerous FDA and comparable foreign regulatory requirements continue to apply. These requirements include establishment registration and device listing with the

FDA or other foreign regulatory authorities and compliance with medical device reporting regulations, which require that manufacturers report to the FDA or other foreign regulatory authorities if their device caused or contributed, or may have caused or contributed, to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.
We anticipate that timelines for the introduction of new products and/or indications may be extended relative to past experience as a result of these regulations. For example, we have seen elongated regulatory approval timelines in the U.S. and Europe.
Clearances, Approvals, and Certifications
We have generally obtained the regulatory clearances, approvals, and certifications required to market our products associated with our da Vinci multi-port surgical systems (S, Si, Xi, and X systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. Since 2021, we have obtained regulatory clearances, approvals, and certifications for the following products:
•In January 2024, we obtained the European certification in accordance with 2017/745 EU MDR (Medical Devices Regulation) for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, and breast surgical procedures. We plan to commercialize the da Vinci SP surgical system in select major European countries throughout 2024 as part of a measured rollout strategy. In September 2022, we obtained regulatory clearance for our da Vinci SP surgical system in Japan for use in general surgeries, thoracic surgeries (excluding cardiac procedures and intercostal approaches), urologic surgeries, gynecologic surgeries, and transoral head and neck surgeries.
•In September 2023, we received regulatory clearance in South Korea for our Ion endoluminal system. We expect the introduction of the Ion system in South Korea to follow the refinement of our training pathways in the region and the gathering of local clinical and economic data. In March 2023, we obtained the European certification in accordance with 2017/745 EU MDR (Medical Devices Regulation) for our Ion endoluminal system. In Europe, we plan to initially focus on the United Kingdom (“UK”) market and on the collection of clinical data in support of our European reimbursement strategy. Our Ion system previously received FDA clearance in the U.S. in 2019.
•Following approval in June 2023 by China’s National Medical Products Administration (“NMPA”) for a local version of our da Vinci Xi surgical system, in August 2023, our Intuitive-Fosun Pharma Joint Venture received a manufacturing license that permits the Joint Venture to manufacture our da Vinci Xi surgical system for sale to customers in China.
•In July 2023, we received regulatory clearance for our E-200 generator in Japan and South Korea. In November 2022, we obtained FDA clearance for our E-200 generator. The E-200 generator can be used in da Vinci robotic procedures, as well as non-robotic open and laparoscopic procedures, to deliver high-frequency energy for cutting, coagulation, and vessel sealing of tissues. The E-200 generator includes the same advanced energy capability as the E-100 generator and supports the same vessel sealing instruments.
•In April 2023, we obtained FDA clearance for the use of our da Vinci SP surgical system in simple prostatectomy procedures. We also obtained FDA clearance for the use of our da Vinci SP surgical system in transvesical approaches to simple and radical prostatectomy.
•In October 2022, we received regulatory clearance in Japan to market our 8 mm SureForm 30 Curved-Tip and Straight-Tip Stapler instruments and reloads for use in general, thoracic (except for cardiac), gynecologic, and urologic surgery. In December 2021, we obtained FDA clearance for our 8 mm SureForm 30 Curved-Tip Stapler and reloads for use in general, thoracic, gynecologic, urologic, and pediatric surgery. We completed initial evaluations of the 8 mm SureForm 30 stapler with certain customers in the U.S. in 2022. After the initial feedback, we are completing design changes and are targeting another submission in 2024.
•In March 2022, we received regulatory clearance in China to market our da Vinci Endoscope Plus. We have also received regulatory clearances in South Korea and Japan to market our da Vinci Endoscope Plus in December 2019 and May 2020, respectively. In June 2019, we obtained European certification for our da Vinci Endoscope Plus for the da Vinci Xi and da Vinci X surgical systems. Following the European certification, in July 2019, we obtained FDA clearance for our da Vinci Endoscope Plus.
•In February 2022, we received regulatory clearance in China to market both our 12 mm SureForm 45 Stapler and SureForm 60 Stapler and corresponding reloads.
•In January 2022, we received regulatory clearance in China to market our da Vinci Vessel Sealer Extend with up to 7 mm vascular indications.

•In June 2021 and July 2021, we received regulatory clearance in South Korea to market our SureForm 45 Curved-Tip Stapler and SureForm 45 Gray reload, respectively. In September 2019, we received regulatory clearance in Japan to market both our SureForm 45 Curved-Tip Stapler and SureForm 45 Gray reload. In February 2019, we obtained European certification for our SureForm 45 Curved-Tip Stapler and SureForm 45 Gray reload and, in July 2019, we obtained FDA clearance for our SureForm 45 Curved-Tip Stapler and SureForm 45 Gray reload, which round out our SureForm 45 portfolio.
•In late 2020 and early 2021, we obtained FDA clearance, European certification, and other regulatory clearances in most of our significant markets to market our Extended Use Instruments.
Refer to the descriptions of our new products that received regulatory clearances, approvals, or certifications in 2023, 2022, and 2021 in the Recent Product Introductions section below.
In June 2023, the China National Health Commission published the 14th five-year plan quota for major medical equipment to be sold in China on its official website. Under the 2023 Quota, the government will allow for the sale of 559 new surgical robots into China, which could include da Vinci surgical systems as well as surgical systems introduced by others. As of December 31, 2023, including systems that were sold in prior quarters, we have placed 76 da Vinci surgical systems under the 2023 Quota. Future sales of da Vinci surgical systems under this and any previously published open quotas are uncertain, as they are open to other medical device companies that have introduced robotic-assisted surgical systems and are dependent on hospitals completing a tender process and receiving associated approvals. Also, our ability to track the number of systems that could be sold under these quotas in the future will be limited by provincial and national agencies making such information publicly available.
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
The Japanese Ministry of Health, Labor, and Welfare considers reimbursement for procedures in April of even-numbered years. The process for obtaining reimbursement requires Japanese university hospitals and surgical societies, with our support, to seek reimbursement. There are multiple pathways to obtain reimbursement for procedures, including those that require in-country clinical and economic data. In April 2012 and April 2016, the MHLW granted reimbursement status for prostatectomy and partial nephrectomy, respectively. Most prostatectomies and partial nephrectomies were open procedures prior to da Vinci reimbursement. Da Vinci procedure reimbursement for prostatectomy and partial nephrectomy procedures are higher than open and conventional laparoscopic procedure reimbursements. An additional 12 da Vinci procedures were granted reimbursement in April, 2018, including gastrectomy, low anterior resection, lobectomy, and hysterectomy, for both malignant and benign conditions, and an additional seven da Vinci procedures were granted reimbursement in April, 2020. An additional eight da Vinci procedures were granted reimbursement in April, 2022, including colon resection. In addition, we received higher reimbursement for da Vinci gastrectomy procedures, as compared to open and conventional laparoscopic procedure reimbursements. The additional reimbursed procedures have varying levels of conventional laparoscopic penetration and will generally be reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these additional procedures, there can be no assurance that the adoption pace for these procedures will be similar to prostatectomy or partial nephrectomy, given their higher reimbursement, or any other da Vinci procedure.
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
Procedures
We model patient value as equal to procedure efficacy / invasiveness. In this equation, procedure efficacy is defined as a measure of the success of the procedure in resolving the underlying disease, and invasiveness is defined as a measure of patient pain and disruption of regular activities. When the patient value of a robotic-assisted procedure is greater than that of alternative treatment options, patients may benefit from seeking out surgeons or physicians and hospitals that offer robotic-assisted medical procedures, which could potentially result in a local market share shift. Adoption of robotic-assisted procedures occurs by procedure and by market and is driven by the relative patient value and total treatment costs of robotic-assisted procedures as compared to alternative treatment options for the same disease state or condition.
We use the number and type of procedures as metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Management believes that the number and type of procedures provide meaningful supplemental information regarding our performance, as management believes procedure volume is an indicator of the rate of adoption of our robotic-assisted medical procedures as well as an indicator of future revenue (including revenue from usage-based operating lease arrangements). Management believes that both it and investors benefit from referring to the number and type of procedures in assessing our performance and when planning, forecasting, and analyzing future periods. The number and type of procedures also facilitate management’s internal comparisons of our historical performance. We believe that the number and type of procedures are useful to investors as metrics, because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and (2) they are used by institutional investors and the analyst community to help them analyze the performance of our business. The vast majority of our installed systems are connected via the internet. System logs can also be accessed by field engineers for systems that are not connected to the internet. We utilize certain methods that rely on information collected from the installed systems for determining the number and type of procedures performed that involve estimates and judgments, which are, by their nature, subject to substantial uncertainties and assumptions. Estimates and judgments for determining the number and type of procedures may be impacted over time by various factors, including changes in treatment modalities, hospital and distributor reporting behavior, and system internet connectivity. Such estimates and judgments are also susceptible to algorithmic or other technical errors. In addition, the relationship between the number and type of procedures and our revenues may fluctuate from period to period, and procedure volume growth may not correspond to an increase in revenue. The number and type of procedures are not intended to be considered in isolation or as a substitute for, or superior to, revenue or other financial information prepared and presented in accordance with GAAP.
Our systems and instruments are regulated independently in various countries and regions of the world. The discussion of indications for use and representative or target procedures is intended solely to provide an understanding of the market for our products and is not intended to promote for sale or use any Intuitive product outside of its licensed or cleared labeling and indications for use.
Da Vinci Procedures
The adoption of robotic-assisted surgery using the da Vinci surgical system has the potential to grow for those procedures that offer greater patient value than to non-da Vinci alternatives and competitive total economics for healthcare providers. Our da Vinci surgical systems are used primarily in general, urologic, gynecologic, cardiothoracic, and head and neck surgeries. We focus our organization and investments on developing, marketing, and training products and services for procedures in which da Vinci can bring patient value relative to alternative treatment options and/or economic benefit to healthcare providers. Target procedures in general surgery include hernia repair (both ventral and inguinal), colorectal, cholecystectomy, and bariatric procedures. Target procedures in urology include prostatectomy and partial nephrectomy. Target procedures in gynecology include hysterectomy for both cancer and benign conditions and sacrocolpopexy. In cardiothoracic surgery, target procedures include lung resection. In head and neck surgery, target procedures include transoral surgery. Not all indications, procedures, or products described may be available in a given country or region or on all generations of da Vinci surgical systems. Surgeons and their patients need to consult the product labeling in their specific country and for each product in order to determine the cleared uses, as well as important limitations, restrictions, or contraindications.
In 2023, approximately 2,286,000 surgical procedures were performed with da Vinci surgical systems, compared to approximately 1,875,000 and 1,594,000 surgical procedures performed with da Vinci surgical systems in 2022 and 2021, respectively. The increase in our overall procedure volume in 2023 was largely attributable to growth in U.S. general surgery, OUS urologic surgery, OUS general surgery (particularly cancer), and U.S. gynecologic surgery procedures. The overall procedure volumes in the comparative 2022 and 2021 years reflect the disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above.
U.S. da Vinci Procedures
Overall U.S. procedure volume with da Vinci surgical systems grew to approximately 1,532,000 in 2023, compared to approximately 1,282,000 in 2022 and approximately 1,109,000 in 2021. General surgery was our largest and fastest growing U.S. specialty in 2023 with procedure volume that grew to approximately 896,000 in 2023, compared to approximately 720,000 in 2022 and approximately 588,000 in 2021. Gynecology was our second largest U.S. surgical specialty in 2023 with procedure volume that grew to approximately 390,000 in 2023, compared to approximately 341,000 in 2022 and approximately 316,000 in 2021. Urology was our third largest U.S. surgical specialty in 2023 with procedure volume that grew to approximately 173,000 in 2023, compared to approximately 162,000 in 2022 and approximately 153,000 in 2021.
OUS da Vinci Procedures
Overall OUS procedure volume with da Vinci surgical systems grew to approximately 754,000 in 2023, compared to approximately 593,000 in 2022 and approximately 485,000 in 2021. Urology was our largest OUS specialty in 2023 with procedure volume that grew to approximately 381,000 in 2023, compared to approximately 316,000 in 2022 and approximately 264,000 in 2021. General surgery was our second largest and fastest growing OUS specialty in 2023 with procedure volume that grew to approximately 188,000 in 2023, compared to approximately 133,000 in 2022 and approximately 101,000 in 2021. Gynecology was our third largest OUS specialty in 2023 with procedure volume that grew to approximately 110,000 in 2023, compared to approximately 86,000 in 2022 and approximately 70,000 in 2021.
Ion Procedures
The adoption of robotic-assisted bronchoscopy using the Ion endoluminal system has the potential to grow if it can offer greater patient value than non-Ion alternatives and competitive total economics for healthcare providers.
In 2023, approximately 54,000 biopsy procedures were performed with Ion systems, compared to approximately 23,500 in 2022 and approximately 7,400 in 2021. The increase in our overall procedure volume in 2023 reflects a larger installed base of approximately 534 systems, an increase of 66% compared to the installed base of approximately 321 systems as of 2022. Currently, the vast majority of Ion biopsy procedures are performed in the U.S.
Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 22% for the year ended December 31, 2023, compared to approximately 18% for the year ended December 31, 2022. The growth in the comparative 2022 procedure results partially reflected disruption caused by the COVID-19 pandemic in both the 2022 and comparative 2021 procedure results, as noted in the COVID-19 Pandemic section above. The 2023 procedure growth was largely attributable to growth in U.S. general surgery, OUS urologic surgery, OUS general surgery (particularly cancer), and U.S. gynecologic surgery procedures. Delays in both the diagnosis and treatments of diseases reflecting disruptions caused by COVID-19 have previously, and may continue to, adversely impact procedure volumes in periods with disruption. Such delays may also create treatment backlogs that could have a beneficial impact on future period procedure volumes.
U.S. Procedures. U.S. da Vinci procedures grew approximately 19% for the year ended December 31, 2023, compared to approximately 16% for the year ended December 31, 2022. The 2022 procedure results (and comparative 2021 procedures results) reflected disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The 2023 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably cholecystectomy, hernia repair, and colorectal procedures. Growth in bariatric procedures decelerated in 2023. Growth in the more mature gynecologic procedure category accelerated in 2023, while growth in the more mature urologic procedure category was more moderate.
U.S. General Surgery.  General surgery procedures in the U.S. grew to approximately 896,000 in 2023, compared to approximately 720,000 in 2022 and approximately 588,000 in 2021. Cholecystectomy, inguinal and ventral hernia repair, and colorectal procedures contributed the most incremental procedures in 2023, while inguinal and ventral hernia repair, cholecystectomy, and bariatric procedures contributed the most incremental procedures in 2022 and 2021.
Given the already very high level of laparoscopic techniques used in cholecystectomy, it is unclear to what extent robotic-assisted surgery using da Vinci may continue to be adopted.
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
The adoption of da Vinci for colorectal procedures, which includes several underlying procedures, such as low anterior resections for rectal cancers and certain colon procedures for benign and cancerous conditions, has been ongoing for several years and is supported by certain technologies, such as the EndoWrist and SureForm Staplers, energy devices, and Integrated Table Motion.
Bariatric procedures have been an increased area of focus and may have benefited from certain patients prioritizing weight loss, as obesity is a significant COVID-19 risk factor. In addition, our SureForm 60mm Stapler provides surgeons with a more optimized robotic tool set for bariatric procedures using da Vinci. While bariatric procedures have grown significantly over the last three years, the pace of this growth has slowed during 2023. It is unclear whether the slowing growth is a temporary pause as patients evaluate new drug therapies or if growth in U.S. bariatric procedures will continue to slow in future periods. The diagnosis and treatment pathways for bariatric patients are long, and we cannot provide any assurance that we will continue to see significant growth in bariatric procedures in future periods.
U.S. Gynecology.  Gynecology procedures in the U.S. grew to approximately 390,000 in 2023, compared to approximately 341,000 in 2022 and approximately 316,000 in 2021. Benign hysterectomy procedures contributed the most incremental procedures in 2023, 2022, and 2021. The growth in benign hysterectomy procedures has been driven largely by new surgeon training.
OUS Procedures. OUS da Vinci procedures grew approximately 27% for the year ended December 31, 2023, compared to approximately 22% for the year ended December 31, 2022. The 2022 procedure results (and comparative 2021 procedures results) reflected disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The 2023 OUS procedure growth was driven by continued growth in urologic procedures, including prostatectomies and partial nephrectomies, and earlier stage growth in general surgery (particularly colorectal) and gynecologic procedures. The 2023 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. We saw strong procedure growth in China, Japan, Germany, and the UK during 2023. In China, the strong procedure growth rate was partially attributable to the disruption caused by COVID-19 in the comparative 2022 procedure results. We believe that growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures as well as increased surgeon training.
OUS Urology. OUS urology procedures have been a strong contributor to our overall procedure growth. OUS urology procedures grew to approximately 381,000 in 2023, compared to approximately 316,000 in 2022 and approximately 264,000 in 2021. In the U.S., da Vinci is the standard of care for the surgical treatment of prostate cancer, and we believe that the growth is largely aligned with surgical volumes of prostate cancer. Outside of the U.S., prostatectomy is at varying states of adoption in different areas of the world but is the largest overall da Vinci procedure. In 2023, we saw more moderate growth in OUS prostatectomy procedures compared to higher growth in 2022, as we are further up the adoption curve.
Kidney cancer procedures have also been a strong contributor to our recent global urology procedure growth. Clinical publications have demonstrated that the use of a da Vinci system increases the likelihood that a patient will receive nephron sparing surgery through a partial nephrectomy, which is typically the surgical society guideline recommended therapy.
OUS General Surgery.  OUS general surgery procedures grew to approximately 188,000 in 2023, compared to approximately 133,000 in 2022 and approximately 101,000 in 2021. Colorectal procedures contributed the most incremental procedures in 2023, 2022, and 2021, aided by improved clinical outcomes relative to open and laparoscopic techniques within certain patient populations, along with enabling technologies, such as EndoWrist and SureForm staplers, energy devices, and Integrated Table Motion.
System Demand
We placed 1,370 da Vinci surgical systems in 2023, compared to 1,264 systems in 2022. The increase in system placements reflects an increase in demand for additional capacity by our customers as a result of procedure growth. This increase was partially offset by the impacts of a smaller number of third generation da Vinci systems available for trade-in and the macroeconomic challenges impacting our customers. We continue to see our customers challenged by staffing shortages, inflation, debt servicing costs, and other financial pressures, particularly in the U.S. As a result, we expect our customers to continue to be cautious in their overall capital spending. In addition, in July 2023, the Chinese government launched a one-year anti-corruption campaign targeting the healthcare sector. As a result of this anti-corruption campaign, the medical institutions have heightened their scrutiny with respect to initiating tenders. Therefore, some tenders were cancelled or delayed without a timeline. In 2023, the effect of this anti-corruption campaign contributed to fewer systems being placed in China. Currently, the extent of the impact of this anti-corruption campaign on our business remains uncertain.

We expect that future placements of da Vinci surgical systems will be impacted by a number of factors: supply chain risks; economic and geopolitical factors; inflationary pressures; high interest rates; hospital staffing shortages; procedure growth rates; evolving system utilization and point-of-care dynamics; capital replacement trends, including a declining number of older generation systems available for trade-in transactions; additional reimbursements in various global markets, such as in Japan; the timing around governmental tenders and authorizations, as well as governmental actions impacting the tender process, such as the anti-corruption campaign in China; the impact of COVID-19, as noted in the COVID-19 Pandemic section above; the hospital response to the evolving healthcare environment; the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci Xi, X, and SP surgical systems and related instruments; and the market response. Market acceptance of our da Vinci SP surgical system and the nature and timing of additional da Vinci SP regulatory indications may also impact future system placements.
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
Many of the above factors will also impact future demand for our Ion endoluminal system, as we extend our commercial offering into diagnostics, along with additional factors associated with a new product introduction, including, but not limited to, our ability to optimize manufacturing and our supply chain, competition, clinical data to demonstrate value, and market acceptance.
Recent Product Introductions
E-200 Generator. In November 2022, we obtained FDA clearance for the E-200 generator. In July 2023, we received regulatory clearance for our E-200 generator in Japan and South Korea. The E-200 generator is an advanced electrosurgical generator designed to provide high-frequency energy for cutting, coagulation, and vessel sealing of tissues. The E-200 generator is compatible with the da Vinci Xi and X surgical systems and can also function as a standalone electrosurgical generator. When connected to a da Vinci system, the E-200 delivers high-frequency energy to da Vinci instruments, with control and status messages communicated through an Ethernet cable. The E-200 generator is also compatible with third-party handheld monopolar and bipolar instruments, as well as fingerswitch-equipped instruments and Intuitive-provided auxiliary footswitches. The E-200 generator includes the same advanced energy capability as the E-100 generator and supports the same vessel sealing instruments.
SureForm 30 Curved-Tip Stapler and Reloads. In December 2021, we obtained initial FDA clearance for our 8 mm SureForm 30 Curved-Tip Stapler and reloads (gray, white, and blue) for use in general, thoracic, gynecologic, urologic, and pediatric surgery. We designed this instrument to help surgeons better visualize and reach anatomy through a combination of the 8 mm diameter instrument shaft and jaws, 120-degree cone of wristed articulation, and the curved tip. As it fits through the 8 mm da Vinci surgical system instrument cannula, the stapler allows different angles for surgeons to approach patient anatomy. Consistent with our other SureForm staplers, the 8 mm SureForm 30 Curved-Tip Stapler integrates SmartFire technology, which makes automatic adjustments to the firing process as staples are formed and the transection is made. The technology makes more than 1,000 measurements per second, helping achieve a consistent staple line. We completed initial evaluations of the 8 mm SureForm 30 stapler with certain customers in the U.S. in 2022. After the initial feedback, we are completing design changes and are targeting another submission in 2024. In October 2022, we received regulatory clearance in Japan to market our 8 mm SureForm 30 Curved-Tip and Straight-Tip Stapler instruments and reloads for use in general, thoracic (except for cardiac), gynecologic, and urologic surgery.
Intuitive Ventures
In 2020, we launched Intuitive Ventures Fund I, an inaugural $100 million fund focused on investment opportunities in companies that share Intuitive’s commitment to advancing positive outcomes in healthcare. As of December 31, 2023, we have invested $50 million of the $100 million.
In late 2023, we launched Intuitive Ventures Fund II, a $150 million fund focused on investment opportunities in companies reimagining the future of minimally invasive care.

2023 Operational and Financial Highlights
•Total revenue increased by 14% to $7.1 billion for the year ended December 31, 2023, compared to $6.2 billion for the year ended December 31, 2022.
•Approximately 2,286,000 da Vinci procedures were performed during the year ended December 31, 2023, an increase of 22% compared to approximately 1,875,000 da Vinci procedures for the year ended December 31, 2022.
•Approximately 54,000 Ion procedures were performed during the year ended December 31, 2023, an increase of 129% compared to approximately 23,500 Ion procedures for the year ended December 31, 2022.
•Instruments and accessories revenue increased by 22% to $4.28 billion for the year ended December 31, 2023, compared to $3.52 billion for the year ended December 31, 2022.
•Systems revenue remained flat at $1.68 billion for the year ended December 31, 2023, compared to $1.68 billion for the year ended December 31, 2022.
•1,370 da Vinci surgical systems were placed during the year ended December 31, 2023, an increase of 8% compared to 1,264 systems during the year ended December 31, 2022.
•As of December 31, 2023, we had a da Vinci surgical system installed base of approximately 8,606 systems, an increase of 14% compared to the installed base of approximately 7,544 systems as of December 31, 2022.
•Utilization of da Vinci surgical systems, measured in terms of procedures per system per year, increased 9% relative to 2022.
•213 Ion systems were placed during the year ended December 31, 2023, an increase of 11% compared to 192 systems during the year ended December 31, 2022.
•As of December 31, 2023, we had an Ion system installed base of approximately 534 systems, an increase of 66% compared to the installed base of approximately 321 systems as of December 31, 2022.
•Gross profit as a percentage of revenue was 66.4% for the year ended December 31, 2023, compared to 67.4% for the year ended December 31, 2022.
•Operating income increased by 12% to $1.77 billion for the year ended December 31, 2023, compared to $1.58 billion for the year ended December 31, 2022. Operating income included $598 million and $517 million of share-based compensation expense related to employee stock plans and $31.2 million and $45.4 million of intangible asset-related charges for the years ended December 31, 2023, and 2022, respectively.
•As of December 31, 2023, we had $7.34 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $0.60 billion, compared to $6.74 billion as of December 31, 2022, primarily as a result of cash provided by operating activities, proceeds from stock option exercises and employee stock purchases, and unrealized gains on interest-bearing debt securities classified as available for sale, partially offset by cash used for capital expenditures and share repurchases.

Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto. This section of the Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The following table sets forth, for the years indicated, certain Consolidated Statements of Income information (in millions, except percentages):

	Years Ended December 31,
	2023	% of total Revenue	2022	% of total Revenue	2021	% of total Revenue
Revenue:
Product	$5,956.3	84%	$5,198.0	84%	$4,793.9	84%
Service	1,167.8	16%	1,024.2	16%	916.2	16%
Total revenue	7,124.1	100%	6,222.2	100%	5,710.1	100%
Cost of revenue:
Product	2,041.8	29%	1,700.3	28%	1,464.1	26%
Service	352.8	5%	325.9	5%	287.5	5%
Total cost of revenue	2,394.6	34%	2,026.2	33%	1,751.6	31%
Product gross profit	3,914.5	55%	3,497.7	56%	3,329.8	58%
Service gross profit	815.0	11%	698.3	11%	628.7	11%
Gross profit	4,729.5	66%	4,196.0	67%	3,958.5	69%
Operating expenses:
Selling, general and administrative	1,963.9	27%	1,739.9	28%	1,466.5	25%
Research and development	998.8	14%	879.0	14%	671.0	12%
Total operating expenses	2,962.7	41%	2,618.9	42%	2,137.5	37%
Income from operations	1,766.8	25%	1,577.1	25%	1,821.0	32%
Interest and other income, net	192.1	3%	29.7	1%	69.3	1%
Income before taxes	1,958.9	28%	1,606.8	26%	1,890.3	33%
Income tax expense	141.6	2%	262.4	4%	162.2	3%
Net income	1,817.3	26%	1,344.4	22%	1,728.1	30%
Less: net income attributable to noncontrolling interest in joint venture	19.3	1%	22.1	1%	23.5	—%
Net income attributable to Intuitive Surgical, Inc.	$1,798.0	25%	$1,322.3	21%	$1,704.6	30%

Total Revenue
Total revenue increased by 14% to $7.1 billion for the year ended December 31, 2023, compared to $6.2 billion for the year ended December 31, 2022. Total revenue for the year ended December 31, 2022, increased by 9% compared to $5.7 billion for the year ended December 31, 2021. The increase in total revenue for the year ended December 31, 2023, resulted from 22% higher instruments and accessories revenue and 14% higher service revenue.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 25%, 24%, and 23% for the years ended December 31, 2023, 2022, and 2021, respectively. We generally sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations, as determined by comparing current period revenue in USD to current period revenue in local currency using the same foreign exchange rates as the prior year same period, net of the impacts from foreign currency hedging, had an unfavorable impact on OUS total revenue of $29 million for the year ended December 31, 2023, as compared to 2022. Foreign currency rate fluctuations, net of the impacts from foreign currency hedging, had an unfavorable impact on OUS total revenue of $138 million for the year ended December 31, 2022, as compared to 2021.

Revenue generated in the U.S. accounted for 66%, 67%, and 67% of total revenue for the years ended December 31, 2023, 2022, and 2021, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.
The following table summarizes our revenue and system unit placements for the years ended December 31, 2023, 2022, and 2021, respectively (in millions, except percentages and unit placements):

	Years Ended December 31,
	2023	2022	2021
Revenue
Instruments and accessories	$4,276.6	$3,517.9	$3,100.5
Systems	1,679.7	1,680.1	1,693.4
Total product revenue	5,956.3	5,198.0	4,793.9
Services	1,167.8	1,024.2	916.2
Total revenue	$7,124.1	$6,222.2	$5,710.1
U.S.	$4,688.6	$4,157.6	$3,853.2
OUS	2,435.5	2,064.6	1,856.9
Total revenue	$7,124.1	$6,222.2	$5,710.1
% of Revenue — U.S.	66%	67%	67%
% of Revenue — OUS	34%	33%	33%

Instruments and accessories	$4,276.6	$3,517.9	$3,100.5
Services	1,167.8	1,024.2	916.2
Operating lease revenue	500.5	376.5	276.9
Total recurring revenue	$5,944.9	$4,918.6	$4,293.6
% of Total revenue	83%	79%	75%

Da Vinci Surgical System Placements by Region
U.S. unit placements	666	692	865
OUS unit placements	704	572	482
Total unit placements*	1,370	1,264	1,347
*Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	304	276	333
*Systems placed under usage-based operating lease arrangements (included in total unit placements)	355	216	184

Da Vinci Surgical System Placements involving System Trade-ins
Unit placements involving trade-ins	240	345	510
Unit placements not involving trade-ins	1,130	919	837

Ion System Placements**	213	192	93
**Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	63	61	43
**Systems placed under usage-based operating lease arrangements (included in total unit placements)	54	40	7

Product Revenue
Product revenue increased by 15% to $5.96 billion for the year ended December 31, 2023, compared to $5.20 billion for the year ended December 31, 2022. Product revenue for the year ended December 31, 2022, increased by 8% compared to $4.79 billion for the year ended December 31, 2021.
Instruments and accessories revenue increased by 22% to $4.28 billion for the year ended December 31, 2023, compared to $3.52 billion for the year ended December 31, 2022. The increase in instruments and accessories revenue for the year ended December 31, 2023, was primarily driven by approximately 22% higher da Vinci procedure volume and higher pricing, partially offset by customer buying patterns. The 2023 U.S. da Vinci procedure growth was approximately 19%, driven by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and colorectal procedures. Growth in bariatric procedures decelerated in 2023. Growth in the more mature gynecologic procedure category accelerated in 2023, while growth in the more mature urologic procedure category was more moderate. The 2023 OUS da Vinci procedure growth was approximately 27%, driven by continued growth in urologic procedures, including prostatectomies and partial nephrectomies, and earlier stage growth in general surgery (particularly colorectal) and gynecologic procedures. Geographically, the 2023 OUS da Vinci procedure growth was driven by procedure expansion in a number of markets with particular strength in China, Japan, Germany, and the UK. In China, the strong procedure growth rate was partially attributable to the disruption caused by COVID-19 in the comparative 2022 procedure results.
Systems revenue remained flat at $1.68 billion for the year ended December 31, 2023, compared to $1.68 billion for the year ended December 31, 2022. The flat system revenue for the year ended December 31, 2023, was primarily driven by higher operating lease revenue, offset by lower sales-type lease revenue, lower ASPs, and a higher proportion of da Vinci system placements under operating leases (partially offset by more systems placements).
During 2023, 1,370 da Vinci surgical systems were placed compared to 1,264 systems during 2022. By geography, 666 systems were placed in the U.S., 308 in Europe, 305 in Asia, and 91 in other markets during 2023, compared to 692 systems placed in the U.S., 280 in Europe, 244 in Asia, and 48 in other markets during 2022. The increase in system placements was primarily driven by the demand for additional capacity by our customers due to the procedure growth, partially offset by a smaller number of third generation da Vinci systems available for trade-in, the macroeconomic challenges impacting our U.S. customers, and the effect of the anti-corruption campaign in China. As of December 31, 2023, we had a da Vinci surgical system installed base of approximately 8,606 systems, compared to an installed base of approximately 7,544 systems as of December 31, 2022. The incremental system installed base reflects continued procedure growth and further customer validation that robotic-assisted surgery addresses their Quadruple Aim objectives.
The following table summarizes our da Vinci system placements under leasing arrangements for the years ended December 31, 2023, and 2022:

	Year Ended December 31,
	2023	2022
Da Vinci System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	304	276
Usage-based operating lease arrangements	355	216
Total da Vinci system placements under operating lease arrangements	659	492
% of Total da Vinci system placements	48%	39%
Sales-type lease arrangements	45	99
Total da Vinci system placements under leasing arrangements	704	591

Da Vinci System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	1,204	1,018
Usage-based operating lease arrangements	1,023	665
Total da Vinci system installed base under operating leasing arrangements	2,227	1,683
Operating lease revenue, including the contribution from Ion systems, was $501 million for the year ended December 31, 2023, of which $217 million was variable lease revenue relating to usage-based arrangements, compared to $377 million for the year ended December 31, 2022, of which $133 million was variable lease revenue relating to usage-based arrangements. Revenue from Lease Buyouts was $74.2 million for the year ended December 31, 2023, compared to $72.1 million for the year ended December 31, 2022. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise buyout options embedded in their leases.

The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements and Ion systems, was approximately $1.42 million for the year ended December 31, 2023, compared to approximately $1.49 million for the year ended December 31, 2022. The lower ASP for the year ended December 31, 2023, was largely driven by higher pricing discounts, unfavorable product mix, unfavorable geographic mix, and foreign currency impacts, partially offset by fewer trade-ins. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
During 2023, 213 Ion systems were placed compared to 192 systems during 2022. The increase in system placements was primarily driven by the demand for additional capacity by our customers due to the procedure growth. As of December 31, 2023, we had an Ion system installed base of approximately 534 systems, compared to an installed base of approximately 321 systems as of December 31, 2022.
The following table summarizes our Ion system placements under leasing arrangements for the years ended December 31, 2023, and 2022:

	Year Ended December 31,
	2023	2022
Ion System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	63	61
Usage-based operating lease arrangements	54	40
Total Ion system placements under operating lease arrangements	117	101
% of Total Ion system placements	55%	53%
Sales-type lease arrangements	5	11
Total Ion system placements under leasing arrangements	122	112

Ion System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	96	72
Usage-based operating lease arrangements	118	60
Total Ion system installed base under operating leasing arrangements	214	132
Service Revenue
Service revenue increased by 14% to $1.17 billion for the year ended December 31, 2023, compared to $1.02 billion for the year ended December 31, 2022. The increase in service revenue for the year ended December 31, 2023, was primarily driven by a larger installed base of systems producing service revenue.
Gross Profit
Product gross profit for the year ended December 31, 2023, increased by 12% to $3.91 billion, representing 65.7% of product revenue, compared to $3.50 billion, representing 67.3% of product revenue, for the year ended December 31, 2022. The higher product gross profit for the year ended December 31, 2023, was primarily driven by higher product revenue, partially offset by a lower product gross profit margin. The lower product gross profit margin for the year ended December 31, 2023, was primarily driven by a higher mix of new products, higher costs related to scrap and components, increases in inventory reserves, and lower 2023 da Vinci system ASPs, partially offset by higher pricing for instruments and accessories.
Product gross profit for the years ended December 31, 2023, and 2022, included share-based compensation expense of $83.4 million and $67.6 million, respectively, and intangible assets amortization expense of $13.5 million and $17.3 million, respectively
Service gross profit for the year ended December 31, 2023, increased by 17% to $0.82 billion, representing 69.8% of service revenue, compared to $0.70 billion, representing 68.2% of service revenue, for the year ended December 31, 2022. The higher service gross profit for the year ended December 31, 2023, was primarily driven by higher service revenue, reflecting a larger installed base of da Vinci surgical systems, and a higher service gross profit margin. The higher service gross profit margin for the year ended December 31, 2023, was primarily driven by favorable impacts from leveraging volume of repairs.
Service gross profit for the years ended December 31, 2023, and 2022, included share-based compensation expense of $28.2 million and $23.6 million, respectively, and intangible assets amortization expense of $0.9 million and $1.9 million, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, trade show expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the year ended December 31, 2023, increased by 13% to $1.96 billion, compared to $1.74 billion for the year ended December 31, 2022. The increase in selling, general and administrative expenses for the year ended December 31, 2023, was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense, higher variable compensation, the charitable contribution discussed below, as well as higher travel and training expenses, partially offset by lower litigation charges. In the fourth quarter of 2023, we made a charitable contribution of $40 million to the Intuitive Foundation, a not-for-profit organization whose mission is to reduce the global burden of disease and suffering through research, education, and philanthropy aimed at better outcomes for patients around the globe.
Selling, general and administrative expenses for the years ended December 31, 2023, and 2022, included share-based compensation expense of $275 million and $261 million, respectively, and intangible assets amortization expense of $3.3 million and $5.9 million, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products. Our main product development initiatives include multi-port, Ion, and SP platform investments and our digital products and services.
Research and development expenses for the year ended December 31, 2023, increased by 14% to $999 million, compared to $879 million for the year ended December 31, 2022. The increase in research and development expenses for the year ended December 31, 2023, was primarily driven by higher personnel-related expenses, including share-based compensation expense, and other project costs incurred to support a broader set of product development initiatives, including future generations of robotics, Ion and SP platform investments, and digital investments.
Research and development expenses for the years ended December 31, 2023, and 2022, included share-based compensation expense of $212 million and $164 million, respectively, and intangible asset-related charges of $13.5 million and $20.3 million, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the year ended December 31, 2023, increased by 547% to $192 million, compared to $30 million for the year ended December 31, 2022. Interest and other income, net decreased by 57% for the year ended December 31, 2022, compared to $69 million for the year ended December 31, 2021. The increase in interest and other income, net, for the year ended December 31, 2023, was primarily driven by higher interest income earned due to an increase in average interest rates (despite lower average cash and investment balances), lower foreign exchange losses, and lower unrealized losses on investments resulting from strategic arrangements.
We held an equity investment in preferred shares of Broncus Holding Corporation (“Broncus”), which was reflected in our Consolidated Financial Statements on a cost basis. In the first quarter of 2021, we recorded an unrealized gain on our investment in Broncus of approximately $14 million. In September 2021, Broncus completed an initial public offering (“IPO”) of common shares on the Stock Exchange of Hong Kong. Upon completion of the IPO, the preferred shares were converted to common shares in Broncus, and we recognized a net gain on this investment in the third quarter of 2021 of approximately $8 million. For the year ended December 31, 2022, we recognized a loss on this investment of approximately $21 million. For the year ended December 31, 2023, we sold our shares in this investment, recognizing an additional nominal loss.
Income Tax Expense
Income tax expense was $142 million and $262 million for the years ended December 31, 2023, and 2022, respectively. Our effective tax rate for 2023 was approximately 7.2% compared to 16.3% for 2022.
Our effective tax rates for 2023 differed from the U.S. federal statutory rate of 21% primarily due to the increase in Swiss deferred tax assets, as discussed below, the tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, the federal research and development credit benefit, and the release of unrecognized tax benefits due to statute expiration in various jurisdictions, partially offset by the U.S. tax on foreign earnings and state income taxes (net of the federal benefit).

Our effective tax rates for 2022 differed from the U.S. federal statutory rate of 21% primarily due to the tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development credit benefit, partially offset by the U.S. tax on foreign earnings and state income taxes (net of the federal benefit).
Our lower effective tax rate for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to the increase in Swiss deferred tax assets, as discussed below, and lower U.S. tax on foreign earnings.
Our provision for income taxes for 2023 reflected Swiss tax benefits of $92.3 million, net of a $67.3 million valuation allowance, related to certain tax assets recorded by our Swiss entity. In addition, a one-time net benefit of $67.1 million was recorded from the re-measurement of our Swiss deferred tax assets resulting from the Swiss cantonal tax rate increase enacted in December 2023 for years after 2024 as well as a Swiss cantonal tax rate increase from the discontinuation of our 2017 Swiss tax ruling, which was deemed effective as of January 1, 2023.
Our provision for income taxes for 2023 and 2022 included excess tax benefits associated with employee equity plans of $108 million and $99 million, respectively, which reduced our effective tax rate by 5.5 and 6.1 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under GAAP, which results in increased income tax expense volatility.
On August 16, 2022, the Inflation Reduction Act was enacted in the U.S. and introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”), effective January 1, 2023. There is no impact on our provision for income taxes from the CAMT for the year ended December 31, 2023.
In 2021, the OECD established an Inclusive Framework on Base Erosion and Profit Shifting and agreed on a two-pillar solution (“Pillar Two”) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the European Union member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The Inclusive Framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there is no impact to our tax provision for the year ended December 31, 2023. We will continue to evaluate the impact of these tax law changes on future reporting periods.
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
In January 2019, the Joint Venture acquired certain assets, including distribution rights, customer relationships, and certain personnel, from Chindex and its affiliates, a subsidiary of Fosun Pharma, and began direct operations for da Vinci products and services in China. As of December 31, 2023, the companies have contributed $55 million of up to $100 million required by the joint venture agreement. Following approval in June 2023 by China’s NMPA for a local version of our da Vinci Xi surgical system, in August 2023, our Intuitive-Fosun Pharma Joint Venture received a manufacturing license that permits the Joint Venture to manufacture our da Vinci Xi surgical system for sale to customers in China.
Net income attributable to noncontrolling interest in Joint Venture for the year ended December 31, 2023, was $19.3 million, compared to $22.1 million for the year ended December 31, 2022.

Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
Our principal source of liquidity is cash provided by our operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased by $0.60 billion to $7.34 billion as of December 31, 2023, from $6.74 billion as of December 31, 2022, primarily as a result of cash provided by operating activities, proceeds from stock option exercises and employee stock purchases, and unrealized gains on interest-bearing debt securities classified as available for sale, partially offset by cash used for capital expenditures and share repurchases. Cash and cash equivalents plus short- and long-term investments decreased by $1.88 billion to $6.74 billion as of December 31, 2022, from $8.62 billion as of December 31, 2021, primarily from cash used in share repurchases, capital expenditures, and taxes paid related to net share settlements of equity awards, as well as unrealized losses on interest-bearing debt securities classified as available for sale, offset by cash provided by our operations and proceeds from stock option exercises and employee stock purchases.
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
As of December 31, 2023, $521 million of our cash, cash equivalents, and investments was held by foreign subsidiaries. We intend to repatriate earnings from our Swiss subsidiary and our joint venture in Hong Kong, as needed, since the U.S. and foreign tax implications of such repatriations are not expected to be significant. We will continue to indefinitely reinvest earnings from the rest of our foreign subsidiaries and do not expect the tax implications of repatriating these earnings to be significant.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion on the impact of interest rate risk and market risk on our investment portfolio.
Consolidated Cash Flow Data
The following table summarizes our cash flows for the years ended December 31, 2023, 2022, and 2021 (in millions):

	Years Ended December 31,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$1,813.8	$1,490.8	$2,089.4
Investing activities	(360.1)	1,370.8	(2,461.5)
Financing activities	(287.6)	(2,572.3)	43.0
Effect of exchange rates on cash, cash equivalents, and restricted cash	3.3	5.4	(3.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,169.4	$294.7	$(332.5)
Operating Activities
For the year ended December 31, 2023, net cash provided by operating activities of $1.81 billion was less than our net income of $1.82 billion, primarily due to the following factors:
1.Our net income included non-cash charges of $774 million, consisting primarily of the following significant items: share-based compensation of $593 million; depreciation expense and losses on the disposal of property, plant, and equipment of $402 million; changes in deferred income taxes of $(281) million; deferred commission amortization of $33 million; and intangible asset amortization of $20 million.
2.The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $778 million of cash used in operating activities during the year ended December 31, 2023. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $713 million, primarily to address the growth in the business as well as to mitigate risks of disruption that could arise from supply or other matters. Refer to the supplemental cash flow information in Note 4 to the Consolidated Financial Statements for further details. Accounts receivable increased by $186 million, primarily due to the timing of billings and collections, and other accrued liabilities decreased by $33 million, primarily due to timing of income tax payments. The unfavorable impact of these items on cash provided by operating activities was partially offset by an increase in deferred revenue by $53 million, primarily due to collections of payments related to future services, an increase in accounts payable by $42 million, primarily due to the timing of billing and payments, an increase in accrued compensation and employee benefits by $35 million, primarily due to higher headcount and higher variable compensation, and a decrease in prepaid expenses and other assets by $24 million, primarily due to a decrease in net investments in sales-type leases.
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
Investing Activities
Net cash used in investing activities for the year ended December 31, 2023, consisted primarily of $1.06 billion paid for the acquisition of property, plant, and equipment, partially offset by proceeds from maturities and sales of investments, net of purchases, of $0.71 billion.
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
Financing Activities
Net cash used in financing activities for the year ended December 31, 2023, consisted primarily of cash used in the repurchase of approximately 1.7 million shares of our common stock for $416 million and taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $165 million, partially offset by proceeds from stock option exercises and employee stock purchases of $296 million.
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

Capital Expenditures
Our capital expenditures are increasing as we continue to build the Company to supply our customers with highly differentiated products manufactured in highly automated factories to facilitate outstanding performance in product quality, availability, and cost. A significant portion of this investment involves the construction of facilities to expand our manufacturing and commercial capabilities. We have also been vertically integrating key technologies to develop a more robust supply chain and bring important products to market at attractive price points. These investments include increased ownership of our imaging pipelines, and investments in strategic instruments and accessories technologies that allow us to serve our customers better. We expect these capital investments to range between $1 billion and $1.2 billion in 2024, the majority of which will be facilities-related investments. We intend to fund these capital investments with cash generated from operations.
Contractual Obligations and Commercial Commitments
Operating leases. We lease spaces for our operations in the U.S. as well as in Japan, China, Israel, Mexico, Germany, South Korea, the United Kingdom, India, and other countries. We also lease automobiles for certain sales and field service employees. These leases have varying terms of up to 20 years. Operating lease amounts include future minimum lease payments under all of our non-cancellable operating leases with an initial term in excess of one year. Refer to Note 6 to the Consolidated Financial Statements included in Part II, Item 8 for further details.
Purchase commitments and obligations. Total purchase commitments and obligations as of December 31, 2023, are estimated to be $2.37 billion, of which $2.13 billion is expected to be due within a year. These amounts include an estimate of all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services, commitments for capital expenditures, including construction-related activities, for which we have not received the goods or services, and commitments for the acquisition and licensing of intellectual property. Approximately one third of our estimated purchase commitments and obligations are facilities-related. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to the delivery of goods or performance of services. In addition to the above, we have committed to making potential future milestone payments to third parties as part of licensing, collaboration, and development arrangements. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory, and/or commercial milestones. For instances in which the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our Consolidated Balance Sheets.
2017 Tax Act deemed repatriation tax. As of December 31, 2023, our obligation associated with the deemed repatriation tax is $121 million, of which $54 million is due within a year. The remaining balance is expected to be paid in 2025.
We are unable to make a reasonably reliable estimate as to when payments may occur for our unrecognized tax benefits.
Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.
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
No significant impairment charges were recorded during the years ended December 31, 2023, 2022, and 2021. As of December 31, 2023, and 2022, net unrealized losses on investments of $29.7 million and $154.2 million, net of tax, respectively, were included in accumulated other comprehensive loss.
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
The valuation and classification of intangible assets and goodwill and the assignment of useful lives for purposes of amortization involves judgments and the use of estimates. The evaluation of these intangible assets and goodwill for impairment under established accounting principles is required on a recurring basis. Changes in business conditions could potentially require future adjustments to the assumptions made. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, shorter useful lives. No impairment charges or accelerated amortization were recorded for the years ended December 31, 2023, 2022, and 2021. A considerable amount of judgment is required in assessing impairment, which includes financial forecasts. If conditions are different from management’s current estimates, material write-downs of long-lived assets may be required, which would adversely affect our operating results.
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
Also, we must assess the likelihood that we will be able to recover our deferred tax assets. In the event that all or part of our deferred tax assets are not recoverable in the future, we must increase our provision for taxes by recording a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be recoverable. In order for our deferred tax assets to be recoverable, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, in determining the need for a valuation allowance. As of December 31, 2023, we believe that it is more likely than not that our deferred tax assets will ultimately be recovered, with the exception of our California deferred tax assets and a portion of our Swiss deferred tax assets. We believe that, due to the computation of California taxes under the single sales factor, it is more likely than not that our California deferred tax assets of $202.5 million will not be realized. Additionally, given certain limitations prescribed by the Swiss tax authority on the utilization of some of our Swiss deferred tax assets, we believe that it is more likely than not that $67.3 million of the Swiss deferred tax assets will not be realized based on the future forecasted income of our Swiss entity. Our ability to realize the deferred tax assets could be reduced in the future if our estimates of future forecasted income do not support the realization of our deferred tax assets. Should there be a change in our ability to realize our deferred tax assets, our tax provision would be affected in the period in which such change takes place.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate and Market Risk
The primary objective of our investment activities is to preserve principal while supporting our liquidity requirements. To achieve this objective, we maintain a diversified portfolio of cash equivalents and short- and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. The securities are classified as available-for-sale and consequently are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. The weighted average duration of our portfolio as of December 31, 2023, was approximately 0.8 years. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase or decrease in interest rates by 25 basis points would have resulted in a decrease or increase in the fair value of our net investment position of approximately $14 million, respectively, as of December 31, 2023. We do not utilize derivative financial instruments to manage our interest rate risks.
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
For the year ended December 31, 2023, sales denominated in foreign currencies were approximately 25% of total revenue. The objective of our hedging program is to mitigate the impact of changes in currency exchange rates on our net cash flow from foreign currency-denominated sales and expenses. For the year ended December 31, 2023, our revenue would have decreased by approximately $121 million if the U.S. dollar exchange rate strengthened by 10%. We also hedge the net recognized non-functional currency balance sheet exposures with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. A 10% strengthening of the U.S. dollar exchange rate against all currencies to which we have exposure, after considering foreign currency hedges and offsetting positions as of December 31, 2023, would have resulted in an approximately $1 million increase in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure and hedging transactions. Bank counterparties to foreign exchange forward contracts expose us to credit-related losses in the event of their nonperformance. To mitigate that risk, we only contract with counterparties that meet certain minimum requirements under our counterparty risk assessment process. We monitor credit ratings and potential downgrades on at least a quarterly basis. Based on our ongoing assessment of counterparty risk, we will adjust our exposure to various counterparties.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Intuitive Surgical, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Determination of Standalone Selling Prices Related to System Sale Arrangements
As described in Notes 2 and 5 to the consolidated financial statements, the Company recognized $1,679.7 million of systems revenue, during the year ended December 31, 2023. The Company’s system sale arrangements include a combination of the following performance obligations: system(s); system components; system accessories; instruments; accessories; and system service. For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then management estimates the standalone selling price considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, and type of customer.
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
January 31, 2024

We have served as the Company’s auditor since 2014.

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE AMOUNTS)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,750.1	$1,581.2
Short-term investments	2,473.1	2,536.7
Accounts receivable, net of allowances of $27.1 and $22.4 as of December 31, 2023, and 2022, respectively	1,130.2	942.1
Inventory	1,220.6	893.2
Prepaids and other current assets	314.0	299.8
Total current assets	7,888.0	6,253.0
Property, plant, and equipment, net	3,537.6	2,374.2
Long-term investments	2,120.0	2,623.6
Deferred tax assets	910.5	664.6
Intangible and other assets, net	636.7	710.1
Goodwill	348.7	348.5
Total assets	$15,441.5	$12,974.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$188.7	$147.0
Accrued compensation and employee benefits	436.4	401.6
Deferred revenue	446.1	397.3
Other accrued liabilities	587.5	476.2
Total current liabilities	1,658.7	1,422.1
Other long-term liabilities	385.5	439.3
Total liabilities	2,044.2	1,861.4
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; zero shares issued and outstanding as of December 31, 2023, and 2022	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 352.3 shares and 350.0 shares issued and outstanding as of December 31, 2023, and 2022, respectively	0.4	0.4
Additional paid-in capital	8,576.4	7,703.9
Retained earnings	4,743.0	3,500.1
Accumulated other comprehensive loss	(12.2)	(162.5)
Total Intuitive Surgical, Inc. stockholders’ equity	13,307.6	11,041.9
Noncontrolling interest in joint venture	89.7	70.7
Total stockholders’ equity	13,397.3	11,112.6
Total liabilities and stockholders’ equity	$15,441.5	$12,974.0
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2023	2022	2021
Revenue:
Product	$5,956.3	$5,198.0	$4,793.9
Service	1,167.8	1,024.2	916.2
Total revenue	7,124.1	6,222.2	5,710.1
Cost of revenue:
Product	2,041.8	1,700.3	1,464.1
Service	352.8	325.9	287.5
Total cost of revenue	2,394.6	2,026.2	1,751.6
Gross profit	4,729.5	4,196.0	3,958.5
Operating expenses:
Selling, general and administrative	1,963.9	1,739.9	1,466.5
Research and development	998.8	879.0	671.0
Total operating expenses	2,962.7	2,618.9	2,137.5
Income from operations	1,766.8	1,577.1	1,821.0
Interest and other income, net	192.1	29.7	69.3
Income before taxes	1,958.9	1,606.8	1,890.3
Income tax expense	141.6	262.4	162.2
Net income	1,817.3	1,344.4	1,728.1
Less: net income attributable to noncontrolling interest in joint venture	19.3	22.1	23.5
Net income attributable to Intuitive Surgical, Inc.	$1,798.0	$1,322.3	$1,704.6
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$5.12	$3.72	$4.79
Diluted	$5.03	$3.65	$4.66
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	351.2	355.7	356.1
Diluted	357.4	362.0	365.8
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	Years Ended December 31,
	2023	2022	2021
Net income	$1,817.3	$1,344.4	$1,728.1
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gains (losses)	25.7	(0.5)	(13.3)
Available-for-sale securities (net of tax):
Change in unrealized gains (losses)	124.6	(138.2)	(45.5)
Less: Reclassification adjustment for gains on securities	(0.1)	—	—
Net change	124.5	(138.2)	(45.5)
Hedge instruments (net of tax):
Change in unrealized gains (losses)	(6.6)	(35.0)	12.3
Less: Reclassification adjustment for (gains) losses on hedge instruments	7.0	27.6	(4.9)
Net change	0.4	(7.4)	7.4
Employee benefit plans (net of tax):
Change in unrealized gains (losses)	(0.6)	5.8	0.1
Less: Reclassification adjustment for losses on employee benefit plans	—	0.2	1.5
Net change	(0.6)	6.0	1.6
Other comprehensive income (loss), net of tax	150.0	(140.1)	(49.8)
Total comprehensive income	$1,967.3	$1,204.3	$1,678.3
Less: comprehensive income attributable to noncontrolling interest	$19.0	$20.3	$22.8
Total comprehensive income attributable to Intuitive Surgical, Inc.	$1,948.3	$1,184.0	$1,655.5
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN MILLIONS)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	353.1	$0.4	$6,444.9	$3,261.3	$24.9	$9,731.5	$27.6	$9,759.1
Issuance of common stock through employee stock plans	5.4	—	276.5	—	—	276.5	—	276.5
Shares withheld related to net share settlement of equity awards	(0.8)	—	(6.6)	(205.0)	—	(211.6)	—	(211.6)
Share-based compensation expense related to employee stock plans	—	—	449.2	—	—	449.2	—	449.2
Net income attributable to Intuitive Surgical, Inc.	—	—	—	1,704.6	—	1,704.6	—	1,704.6
Other comprehensive income (loss)	—	—	—	—	(49.1)	(49.1)	(0.7)	(49.8)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	23.5	23.5
Balances as of December 31, 2021	357.7	$0.4	$7,164.0	$4,760.9	$(24.2)	$11,901.1	$50.4	$11,951.5
Issuance of common stock through employee stock plans	4.2	—	233.8	—	—	233.8	—	233.8
Shares withheld related to net share settlement of equity awards	(0.7)	—	(7.4)	(186.8)	—	(194.2)	—	(194.2)
Share-based compensation expense related to employee stock plans	—	—	524.6	—	—	524.6	—	524.6
Repurchase and retirement of common stock	(11.2)	—	(211.1)	(2,396.3)	—	(2,607.4)	—	(2,607.4)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	1,322.3	—	1,322.3	—	1,322.3
Other comprehensive income (loss)	—	—	—	—	(138.3)	(138.3)	(1.8)	(140.1)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	22.1	22.1
Balances as of December 31, 2022	350.0	$0.4	$7,703.9	$3,500.1	$(162.5)	$11,041.9	$70.7	$11,112.6
Issuance of common stock through employee stock plans	4.7	—	296.3	—	—	296.3	—	296.3
Shares withheld related to net share settlement of equity awards	(0.7)	—	(7.2)	(157.5)	—	(164.7)	—	(164.7)
Share-based compensation expense related to employee stock plans	—	—	602.1	—	—	602.1	—	602.1
Repurchase and retirement of common stock	(1.7)	—	(18.7)	(397.6)	—	(416.3)	—	(416.3)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	1,798.0	—	1,798.0	—	1,798.0
Other comprehensive income (loss)	—	—	—	—	150.3	150.3	(0.3)	150.0
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	19.3	19.3
Balances as of December 31, 2023	352.3	$0.4	$8,576.4	$4,743.0	$(12.2)	$13,307.6	$89.7	$13,397.3
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$1,817.3	$1,344.4	$1,728.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment, net	401.6	338.0	282.8
Amortization of intangible assets	20.2	27.8	27.4
Gain on sale of business	—	(3.8)	—
Loss on investments, accretion of discounts, and amortization of premiums on investments, net	7.3	49.0	10.6
Deferred income taxes	(280.8)	(185.3)	(62.6)
Share-based compensation expense	592.8	513.2	449.2
Amortization of contract acquisition assets	33.0	26.6	22.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(186.3)	(159.3)	(142.3)
Inventory	(712.5)	(546.6)	(256.0)
Prepaids and other assets	24.2	(129.2)	(204.9)
Accounts payable	41.7	21.3	36.0
Accrued compensation and employee benefits	34.8	51.5	115.1
Deferred revenue	53.4	21.5	32.6
Other liabilities	(32.9)	121.7	51.4
Net cash provided by operating activities	1,813.8	1,490.8	2,089.4
Investing activities:
Purchase of investments	(2,207.4)	(1,399.5)	(6,452.0)
Proceeds from sales of investments	230.3	61.1	84.9
Proceeds from maturities of investments	2,690.1	3,254.4	4,267.8
Purchase of property, plant, and equipment	(1,064.2)	(532.4)	(339.5)
Acquisition of businesses, net of cash, and intellectual property and other investing activities	(8.9)	(12.8)	(22.7)
Net cash provided by (used in) investing activities	(360.1)	1,370.8	(2,461.5)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	296.3	233.8	276.5
Taxes paid related to net share settlement of equity awards	(164.7)	(194.2)	(211.6)
Repurchase of common stock	(416.3)	(2,607.4)	—
Payment of deferred purchase consideration	(2.9)	(4.5)	(21.9)
Net cash provided by (used in) financing activities	(287.6)	(2,572.3)	43.0
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3.3	5.4	(3.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,169.4	294.7	(332.5)
Cash, cash equivalents, and restricted cash, beginning of year	1,600.7	1,306.0	1,638.5
Cash, cash equivalents, and restricted cash, end of year	$2,770.1	$1,600.7	$1,306.0
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
The Consolidated Financial Statements include the results and balances of the Company’s majority-owned joint ventures, Intuitive Surgical-Fosun Medical Technology (Shanghai) Co., Ltd. and Intuitive Surgical-Fosun (HongKong) Co., Ltd. (collectively, the “Joint Venture”) with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”). The Company holds a controlling financial interest in the Joint Venture, and the noncontrolling interest is reflected as a separate component of the consolidated stockholders’ equity. The noncontrolling interest’s share of the earnings in the Joint Venture is presented separately in the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022, and 2021.
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
The Company’s accounts receivable are primarily derived from billings related to revenue arrangements with customers and distributors located throughout the world. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. As of December 31, 2023, and 2022, 65% and 60%, respectively, of accounts receivable were from domestic customers.
During the years ended December 31, 2023, 2022, and 2021, domestic revenue accounted for 66%, 67%, and 67% of total revenue, respectively, while outside of the U.S. (“OUS”) revenue accounted for 34%, 33%, and 33%, respectively, of total revenue for each of the years then ended.
The Company’s future results of operations and liquidity could be materially adversely affected by macroeconomic and geopolitical factors in the U.S. and globally, including the supply chain environment, inflationary pressure, higher interest rates, instability in the global financial markets, significant disruptions in the commodities’ markets as a result of the conflict between Russia and Ukraine and the conflict between Israel and Hamas, labor shortages, the introduction of or changes in tariffs, trade barriers, or regulatory requirements, and uncertain or reduced demand, as well as the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers.
Supply chain constraints continued to show improvement through 2023 based on fewer market constraints. Notably, supply of semiconductor materials rebounded while certain residual stresses remain. Additionally, prices of such materials remain elevated due to either market demand or production-related cost inflation. With higher interest rates, access to credit may become more difficult, and any insolvency of certain suppliers, including sole- and single-sourced suppliers, may heighten continuity risks. The Company is actively engaged in activities to seek to mitigate the impact of any supply chain disruptions on the Company’s operations.
Global shortages in important components have resulted in, and will continue to cause, inflationary cost pressure in the Company’s supply chain. To date, these supply chain challenges have not materially impacted the Company’s results of operations or ability to deliver products and services to its customers. However, supply constraints with certain materials, which may be unavoidable, could delay the timing of our product deliveries, which could result in deferred or canceled procedures. Additionally, if inflationary pressures in component costs persist, the Company may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures. Also, there is continued uncertainty surrounding the impact of any monetary policy changes taken by the U.S. Federal Reserve and other central banks to address the structural risks associated with inflation.
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
A number of hospitals continue to experience challenges with staffing and cost pressures that could affect their ability to provide patient care; however, the staffing challenges have shown signs of improvement during the second half of 2023, relative to the first half of 2023 and to the prior year. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, higher interest rates make access to credit more expensive, unrealized losses decrease available cash reserves, and fiscal stimulus programs enacted during the COVID-19 pandemic wind down. Hospitals may also be adversely affected by the liquidity concerns in the broader financial services industry that could result in delayed access or loss of access to uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. To the extent macroeconomic conditions remain challenging, it is likely that hospitals’ spend on capital equipment will be adversely impacted. In addition, as overall competition for medical technologies, including robotic-assisted devices and other treatment options, progresses in various markets, longer selling cycles and pricing pressures are likely to result. As of the date of issuance of these Consolidated Financial Statements, the extent to which these macroeconomic factors may materially adversely affect the Company’s financial condition, liquidity, or results of operations is uncertain.
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
The Company is also subject to additional risks and uncertainties due to COVID-19. When COVID-19 infection rates have spiked in a particular region in the past, procedure volumes were often negatively impacted and the diagnoses of new conditions and their related treatments were sometimes deferred. The Company’s customers may divert resources to treat COVID-19 patients and defer some elective surgical procedures, both of which may impact the Company’s customers’ ability to meet their obligations, including to the Company. The severity of the impact of COVID-19 on the Company’s business will depend on a number of factors, including, but not limited to, the extent and severity of the impact on the Company’s customers, which is uncertain and cannot be predicted.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from the date of purchase of 90 days or less to be cash equivalents.
Restricted Cash
As of December 31, 2023, and 2022, the Company had $20.0 million and $19.5 million, respectively, of restricted cash primarily associated with its insurance programs. Restricted cash was included in prepaids and other current assets and intangible and other assets, net on the Consolidated Balance Sheets.

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
Fair Value Measurements
The Company measures the fair value of money market funds, certain U.S. treasury securities, and equity investments with readily determinable value based on quoted prices in active markets for identical assets as Level 1 securities. Marketable securities measured at fair value using Level 2 inputs are, or have been, primarily comprised of commercial paper, corporate notes and bonds, U.S. and non-U.S. government agencies, municipal notes, and equity investments without readily determinable value. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.
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
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, generally, as follows:

Useful Lives
Building	Up to 30 years
Building improvements	Up to 15 years
Leasehold improvements	Lesser of useful life or term of lease
Equipment and furniture	5 years
Operating lease assets	Greater of lease term or 1 to 5 years
Computer and office equipment	3 to 5 years
Enterprise-wide software	5 to 8 years
Purchased software	Lesser of 3 years or life of license
Depreciation expense for the years ended December 31, 2023, 2022, and 2021, was $382 million, $326 million, and $280 million, respectively.

Capitalized Software Costs for Internal Use
The Company capitalizes direct costs associated with developing or obtaining internal use software, including enterprise-wide business software, which are incurred during the application development stage. These capitalized costs are recorded as capitalized software within property, plant, and equipment. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Once the software is ready for its intended use, amounts capitalized are amortized over an estimated useful life of up to 8 years on a straight-line basis.
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
During the years ended December 31, 2023, 2022, and 2021, the Company recognized $10.2 million, $6.4 million, and $2.9 million of amortization expense associated with capitalized implementation costs, respectively.
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
The Company offers its customers the opportunity to trade in their older systems for a credit towards the purchase of a newer generation system. Such trade-in or upgrade transactions are separately negotiated based on the circumstances at the time of the trade-in or upgrade, based on the then-fair value of the system, and are generally not based on any pre-existing rights granted by the Company. Accordingly, such trade-ins and upgrades are not considered separate performance obligations in the arrangement for a system sale. The Company generally does not provide specified-price trade-in rights or upgrade rights at the time of a system purchase; however, when they are provided, it is typically a specified trade-in credit that declines over time and requires the customer to enter into a new purchase agreement to exercise the right. The Company accounts for such rights as guarantees and, first, reduces the total consideration by the fair value of the guarantee; the remaining consideration is then allocated to each performance obligation. The liability associated with these guarantees was not material for any of the years presented.
Traded-in systems can generally be reconditioned and resold. The Company accounts for the fair value of the traded-in system in the total consideration in the arrangement for the purchase of the newer generation system. When there is no market for the traded-in units, no value is assigned. The value of the traded-in units is reported as a component of inventory until resold or otherwise disposed.
In addition, customers may also have the opportunity to add additional features to their systems at a price that is separately negotiated, for example, by adding a second surgeon console for use with the da Vinci surgical system. Revenue is recognized when the component level features are provided and all revenue recognition criteria are met.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain sales incentives provided to the Company’s sales team are required to be capitalized when the Company expects to generate future economic benefits from the related revenue-generating contracts subsequent to the initial system sales transaction. When determining the economic life of the contract acquisition assets recognized, the Company considers historical contract renewal rates, expectations of future contract renewals, and other factors that could impact the economic benefits that the Company expects to generate from the relationship with its customers. The amounts capitalized as contract acquisition costs, which are included in intangible and other assets, net in the Consolidated Balance Sheets, were $89.3 million and $72.3 million as of December 31, 2023, and 2022, respectively. The Company did not incur any impairment losses during the periods presented.

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
Revenue related to multiple-element arrangements are allocated to lease and non-lease elements based on their relative standalone selling prices as prescribed by the Company’s revenue recognition policy. Lease elements generally include a system or system component, while non-lease elements generally include service. For some lease arrangements, customers are provided with the right to purchase the leased system at some point during and/or at the end of the lease term. Except for usage-based lease arrangements, lease arrangements generally do not provide rights for the customers to exit or terminate the lease without incurring a penalty. Certain lease arrangements may also include upgrade rights that allow customers to upgrade the leased system to newer technology at some point during the lease term. Generally, these upgrade rights do not specify the terms, including the price or structure of the future upgrade transactions, as those terms are negotiated based on the circumstances at the time of the upgrade, including the then-fair value of the system as well as other factors.
In determining whether a transaction should be classified as a sales-type or operating lease (whether fixed-payment or usage-based), the Company considers the following terms at lease commencement: (1) whether title of the system transfers automatically or for a nominal fee by the end of the lease term; (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased system; (3) whether the lease term is for the major part of the remaining economic life of the leased system; (4) whether the lease grants the lessee an option to purchase the leased system that the lessee is reasonably certain to exercise; and (5) whether the underlying system is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term.
The Company generally recognizes revenue from sales-type lease arrangements at the time the system is accepted by the customer, assuming all other revenue recognition criteria have been met. Revenue related to lease elements from sales-type leases is presented as product revenue. Revenue related to lease elements from fixed-payment operating lease arrangements is generally recognized on a straight-line basis over the lease term and is presented as product revenue. Revenue related to lease elements from usage-based arrangements is recognized as the customers utilize the systems and is presented as product revenue.
Other Leasing Arrangements
The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in intangible and other assets, net, other accrued liabilities, and other long-term liabilities on the Consolidated Balance Sheet as of December 31, 2023. The Company currently does not have any finance leases.
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
Credit Losses
Trade accounts receivable. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the years ended December 31, 2023, and 2022, bad debt expense was not material.
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
The Company manages the credit risk of the net investment in sales-type leases using a number of factors relating to our customers, including, but not limited to, the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table summarizes the amortized cost basis by year of origination and by credit quality for the net investment in sales-type leases as of December 31, 2023 (in millions):

	2023	2022	2021	2020	2019	Prior	Net Investment
Credit Rating:
High	$39.6	$70.2	$60.3	$24.4	$6.5	$0.2	$201.2
Moderate	37.6	51.4	43.1	22.2	4.5	1.0	159.8
Low	1.5	4.6	3.5	0.8	—	0.2	10.6
Total	$78.7	$126.2	$106.9	$47.4	$11.0	$1.4	$371.6
For the year ended December 31, 2023, and 2022, credit losses related to the net investment in sales-type leases were not material.
The Company’s exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, procedure coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with COVID-19, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade and lease receivables as hospital cash flows are impacted by macroeconomic factors, including inflation, high interest rates, and staffing shortages.
Available-for-sale debt securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The basis for this assumption is that these securities have consistently high credit ratings by rating agencies, have a long history with no credit losses, are explicitly guaranteed by a sovereign entity, which can print its own currency, and are denominated in a currency that is routinely held by central banks, used in international commerce, and commonly viewed as a reserve currency. Additionally, all of the Company’s investments in corporate debt securities are in securities with high-quality credit ratings, which have historically experienced low rates of default. For the years ended December 31, 2023, and 2022, credit losses related to available-for-sale debt securities were not material.
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
Expected Volatility: The Company uses market-based implied volatility for purposes of valuing stock options granted. Market-based implied volatility is derived based on actively traded options with expirations greater than one year on the Company’s common stock. The extent to which the Company relies on market-based volatility when valuing options depends, among other things, on the availability of traded options on the Company’s stock and the term of such options. Due to a sufficient volume of traded options, the Company used 100% market-based implied volatility to value options granted, which the Company believes is more representative of future stock price trends than historical volatility.
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for the expected term of the stock option.
Performance stock units. Performance stock units (“PSUs”) include predefined performance and market conditions. The fair value of performance stock units with performance conditions is based on the closing quoted price of the Company’s common stock on the date of the grant. The Company estimates the number of awards with performance conditions that will ultimately vest based on the probability of achievement each quarter to determine the amount of compensation expense to recognize each reporting period. The fair value of performance stock units that include a market condition is determined using a Monte Carlo valuation model.
Employee stock purchase plan. The fair value of shares to be issued under the Company’s Employee Stock Purchase Plan (the “ESPP”) is computed using the Black-Scholes-Merton model at the commencement of an offering period in February and August of each year utilizing the following inputs: (1) closing quoted price of the Company’s common stock on the initial date of the offering period; (2) expected term; (3) expected volatility; and (4) risk-free interest rate. Share-based compensation for the ESPP is recognized as expense on a straight-line basis over the two-year offering period.
See “Note 10. Share-Based Compensation” for a detailed discussion of the Company’s stock plans and share-based compensation expense.
Computation of Net Income per Share
Basic net income per share attributable to Intuitive Surgical, Inc. is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share attributable to Intuitive Surgical, Inc. is computed using the weighted-average number of the Company’s shares and dilutive potential shares outstanding during the period. Dilutive potential shares primarily consist of restricted stock units, stock options, performance stock units, and shares to be purchased by employees under the Company’s employee stock purchase plan.
Employee equity share options, non-vested shares, and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of equity awards, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that the Company has not yet recognized are assumed to be used to repurchase shares.
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
Foreign Currency and Other Hedging Instruments
For subsidiaries whose local currency is their functional currency, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using exchange rates in effect during the period. Gains and losses from foreign currency translation are included in accumulated other comprehensive income (loss) within stockholders’ equity in the Consolidated Balance Sheets. For all non-functional currency monetary account balances, the re-measurement of such balances to the functional currency results in either a foreign exchange gain or loss, which is recorded to interest and other income, net in the Consolidated Statements of Income in the same accounting period that the re-measurement occurred.

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
Segments
The Company operates in one segment. The chief operating decision maker regularly reviews the operating results of the Company on a consolidated basis as part of making decisions for allocating resources and evaluating performance. As of both December 31, 2023, and 2022, 84% of long-lived assets were in the United States. Revenue from external customers is attributed to individual countries based on customer location.
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

Recently Adopted Accounting Pronouncements
Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic ASC 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The Company adopted ASU 2022-02 on January 1, 2023, on a prospective basis. There was no impact of the adoption of ASU 2022-02 on the Company’s Financial Statements for the year ended December 31, 2023.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is currently in the process of evaluating the effects of this pronouncement on our related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s Financial Statements.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale debt securities’ amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit loss, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments as of December 31, 2023, and 2022 (in millions):

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2023
Cash	$526.2	$—	$—	$—	$526.2	$526.2	$—	$—
Level 1:
Money market funds	2,223.9	—	—	—	2,223.9	2,223.9	—	—
U.S. treasuries	2,850.2	20.1	(25.4)	—	2,844.9	—	1,276.0	1,568.9
Subtotal	5,074.1	20.1	(25.4)	—	5,068.8	2,223.9	1,276.0	1,568.9
Level 2:
Corporate debt securities	1,300.4	—	(25.8)	(1.1)	1,273.5	—	974.6	298.9
U.S. government agencies	402.6	2.0	(7.3)	—	397.3	—	149.5	247.8
Municipal securities	79.4	—	(2.0)	—	77.4	—	73.0	4.4
Subtotal	1,782.4	2.0	(35.1)	(1.1)	1,748.2	—	1,197.1	551.1
Total assets measured at fair value	$7,382.7	$22.1	$(60.5)	$(1.1)	$7,343.2	$2,750.1	$2,473.1	$2,120.0

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2022
Cash	$497.2	$—	$—	$—	$497.2	$497.2	$—	$—
Level 1:
Money market funds	1,084.0	—	—	—	1,084.0	1,084.0	—	—
U.S. treasuries	2,715.2	—	(96.6)	—	2,618.6	—	1,542.4	1,076.2
Subtotal	3,799.2	—	(96.6)	—	3,702.6	1,084.0	1,542.4	1,076.2
Level 2:
Commercial paper	20.0	—	—	—	20.0	—	20.0	—
Corporate debt securities	2,022.0	—	(76.0)	(1.1)	1,944.9	—	651.8	1,293.1
U.S. government agencies	447.2	—	(19.9)	—	427.3	—	247.8	179.5
Municipal securities	155.5	—	(6.0)	—	149.5	—	74.7	74.8
Subtotal	2,644.7	—	(101.9)	(1.1)	2,541.7	—	994.3	1,547.4
Total assets measured at fair value	$6,941.1	$—	$(198.5)	$(1.1)	$6,741.5	$1,581.2	$2,536.7	$2,623.6
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale debt securities (excluding money market funds), as of December 31, 2023 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$2,512.5	$2,473.1
Mature in one to five years	2,120.1	2,120.0
Total	$4,632.6	$4,593.1
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains and losses recognized on the sale of investments were immaterial for the years ended December 31, 2023, and 2022.
As of December 31, 2023, and 2022, net unrealized losses on available-for-sale debt securities, net of tax, of $29.7 million and $154.2 million, respectively, were included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.

The following tables present the breakdown of the available-for-sale debt securities with unrealized losses as of December 31, 2023, and 2022 (in millions):

	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$48.5	$—	$1,112.9	$(25.4)	$1,161.4	$(25.4)
Corporate debt securities	54.2	(0.1)	1,219.2	(25.8)	1,273.4	(25.9)
U.S. government agencies	29.8	—	185.6	(7.3)	215.4	(7.3)
Municipal securities	—	—	77.4	(1.9)	77.4	(1.9)
Total	$132.5	$(0.1)	$2,595.1	$(60.4)	$2,727.6	$(60.5)

December 31, 2022
U.S. treasuries	$731.7	$(26.0)	$1,886.9	$(70.6)	$2,618.6	$(96.6)
Corporate debt securities	631.4	(17.6)	1,221.9	(58.4)	1,853.3	(76.0)
U.S. government agencies	102.7	(4.4)	324.6	(15.5)	427.3	(19.9)
Municipal securities	44.6	(1.1)	104.9	(4.9)	149.5	(6.0)
Total	$1,510.4	$(49.1)	$3,538.3	$(149.4)	$5,048.7	$(198.5)
The current unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of December 31, 2023, the Company does not intend to sell the investments in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell any of the investments before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company does not expect to realize any losses on these available-for-sale debt securities. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security.
Equity Investments
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2022 Carrying Value	Changes in Fair Value (1)	Purchases / Sales / Other (2)	December 31, 2023 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments with readily determinable value (Level 1)	$4.3	$(0.4)	$(3.9)	$—	$—	$—
Equity investments without readily determinable value (Level 2)	$59.1	$(5.9)	$21.3	$74.5	$—	$74.5

(1) Recorded in interest and other income, net.
(2) Other includes foreign currency translation gains/(losses).
In 2023, Company recognized a net decrease in fair value of $5.9 million primarily due to an impairment, partially offset by net increases in observable prices for certain equity investments that lack readily determinable market values (Level 2), which were also reflected in interest and other income, net.
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
Other Derivatives Not Designated as Hedging Instruments. Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, CHF, TWD, Indian Rupee (“INR”), Mexican Peso (“MXN”), Chinese Yuan (“CNY”), and Canadian Dollar (“CAD”), and Swedish Kronor (“SEK”).
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Recognized gains in interest and other income, net	$4.8	$26.9	$15.5
Foreign exchange losses related to balance sheet re-measurement	$(8.5)	$(54.2)	$(16.4)
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Notional amounts:
Forward contracts	$292.1	$188.4	$699.7	$496.3
Gross fair value recorded in:
Prepaids and other current assets	$3.1	$1.8	$5.0	$4.3
Other accrued liabilities	$5.9	$5.3	$6.6	$4.2
NOTE 4.    CONSOLIDATED FINANCIAL STATEMENT DETAILS
The following tables provide details of selected consolidated financial statement items (in millions):

	December 31,
Accounts receivable, net	2023	2022
Trade accounts receivable, net	$1,042.2	$864.9
Unbilled accounts receivable and other	105.0	91.7
Sales returns and allowances	(17.0)	(14.5)
Total accounts receivable, net	$1,130.2	$942.1

	December 31,
Inventory	2023	2022
Raw materials	$454.7	$382.9
Work-in-process	159.9	159.9
Finished goods	606.0	350.4
Total inventory	$1,220.6	$893.2

	December 31,
Prepaids and other current assets	2023	2022
Net investment in sales-type leases – short-term	137.3	131.2
Other prepaids and other current assets	176.7	168.6
Total prepaids and other current assets	$314.0	$299.8

	December 31,
Property, plant, and equipment, net	2023	2022
Land	$457.3	$388.6
Building and building/leasehold improvements	1,002.1	866.5
Machinery and equipment	724.2	566.4
Operating lease assets – Intuitive System Leasing	1,149.7	806.4
Computer and office equipment	153.8	134.7
Capitalized software	257.8	240.9
Construction-in-process	1,354.7	608.6
Gross property, plant, and equipment	5,099.6	3,612.1
Less: Accumulated depreciation*	(1,562.0)	(1,237.9)
Total property, plant, and equipment, net	$3,537.6	$2,374.2
*Accumulated depreciation associated with operating lease assets – Intuitive System Leasing	$(434.3)	$(285.8)

	December 31,
Implementation costs in cloud computing arrangements	2023	2022
Capitalized implementation costs	$50.7	$36.0
Less: Accumulated depreciation	(20.5)	(10.3)
Total capitalized implementation costs in intangible and other assets, net	$30.2	$25.7

	December 31,
Other accrued liabilities – short-term	2023	2022
Income and other taxes payable	$111.4	$96.1
Accrued construction-related capital expenditures	143.3	50.3
Other accrued liabilities	332.8	329.8
Total other accrued liabilities – short-term	$587.5	$476.2

	December 31,
Other long-term liabilities	2023	2022
Income taxes – long-term	$233.8	$288.0
Deferred revenue – long-term	45.6	41.0
Other long-term liabilities	106.1	110.3
Total other long-term liabilities	$385.5	$439.3

Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Years Ended December 31,
	2023	2022	2021
Income taxes paid	$447.8	$444.2	$180.0
Supplemental non-cash investing and financing activities:
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$422.4	$279.2	$302.4
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$153.7	$73.4	$32.1
NOTE 5.    REVENUE
The following table presents revenue disaggregated by types and geography (in millions):

	Years Ended December 31,
U.S.	2023	2022	2021
Instruments and accessories	$3,059.8	$2,507.2	$2,225.1
Systems	865.5	966.0	1,024.8
Services	763.3	684.4	603.3
Total U.S. revenue	$4,688.6	$4,157.6	$3,853.2

OUS
Instruments and accessories	$1,216.8	$1,010.7	$875.4
Systems	814.2	714.1	668.6
Services	404.5	339.8	312.9
Total OUS revenue	$2,435.5	$2,064.6	$1,856.9

Total
Instruments and accessories	$4,276.6	$3,517.9	$3,100.5
Systems	1,679.7	1,680.1	1,693.4
Services	1,167.8	1,024.2	916.2
Total revenue	$7,124.1	$6,222.2	$5,710.1
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company’s system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $2.29 billion as of December 31, 2023. The remaining performance obligations are expected to be satisfied over the term of the system sale, lease, and service arrangements. Approximately 45% of the remaining performance obligations are expected to be recognized in the next 12 months with the remainder recognized thereafter over the term of the system sale, lease, and service arrangements, which are generally up to 5 years.
Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	December 31,
	2023	2022
Contract assets	$20.2	$45.0
Deferred revenue	$491.7	$438.3

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
During the year ended December 31, 2023, the Company recognized $396 million of revenue that was included in the deferred revenue balance as of December 31, 2022. During the year ended December 31, 2022, the Company recognized $380 million of revenue that was included in the deferred revenue balance as of December 31, 2021.
Intuitive System Leasing
The following table presents product revenue from Intuitive System Leasing arrangements (in millions):

	Years Ended December 31,
	2023	2022	2021
Sales-type lease revenue	$78.4	$156.4	$220.3
Operating lease revenue*	$500.5	$376.5	$276.9

*Variable lease revenue relating to usage-based arrangements included within operating lease revenue	$216.5	$133.0	$78.1
NOTE 6.    LEASES
Lessor Information related to Intuitive System Leasing
Sales-type Leases. Lease receivables relating to sales-type lease arrangements are presented on the Consolidated Balance Sheets as follows (in millions):

	December 31,
	2023	2022
Gross lease receivables	$384.5	$449.4
Unearned income	(12.9)	(14.4)
Subtotal	371.6	435.0
Allowance for credit loss	(2.7)	(3.0)
Net investment in sales-type leases	$368.9	$432.0

Reported as:
Prepaids and other current assets	$137.3	$131.2
Intangible and other assets, net	231.6	300.8
Net investment in sales-type leases	$368.9	$432.0
Contractual maturities of gross lease receivables as of December 31, 2023, are as follows (in millions):

Fiscal Year	Amount
2024	$143.3
2025	113.0
2026	74.1
2027	39.8
2028	10.9
2029 and thereafter	3.4
Total	$384.5

Operating Leases. The Company’s fixed-payment or usage-based operating lease terms are generally less than seven years. Future lease payments (excluding non-lease elements and contingent payments related to usage-based arrangements) related to the non-cancellable portion of operating leases as of December 31, 2023, are as follows (in millions):

Fiscal Year	Amount
2024	$277.2
2025	232.3
2026	169.4
2027	103.0
2028	43.6
2029 and thereafter	11.2
Total	$836.7
Lessee Information
The Company enters into operating leases for real estate, automobiles, and certain equipment. Operating lease expense was $26.8 million, $25.7 million, and $20.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. For leases with terms of 12 months or less, the related expense was immaterial for each of the years ended December 31, 2023, 2022, and 2021.
Supplemental cash flow information for the years ended December 31, 2023, 2022, and 2021 related to operating leases was as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Cash paid for leases that were included within operating cash outflows	$30.2	$33.8	$23.2
Right-of-use assets recognized related to new lease obligations	$27.8	$34.0	$30.6
Supplemental balance sheet information, as of December 31, 2023, and 2022, related to operating leases was as follows (in millions, except lease term and discount rate):

	December 31,
	2023	2022
Intangible and other assets, net (Right-of-use assets)	$79.3	$82.2

Other accrued liabilities	$25.3	$24.2
Other long-term liabilities	64.5	69.6
Total lease liabilities	$89.8	$93.8

Weighted-average remaining lease term	3.7 years	4.5 years
Weighted-average discount rate	3.4%	3.0%
As of December 31, 2023, the future payments related to the Company’s operating lease liabilities are scheduled as follows (in millions):

Fiscal Year	Amount
2024	$27.4
2025	27.1
2026	22.9
2027	9.7
2028	5.9
2029 and thereafter	3.1
Total lease payments	96.1
Less: imputed interest	(6.3)
Total operating lease liabilities	$89.8

NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions
There were no material acquisitions in 2023, 2022, or 2021.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance as of December 31, 2021	$343.6
Acquisition activity	6.5
Translation and other	(1.6)
Balance as of December 31, 2022	348.5
Acquisition activity	—
Translation and other	0.2
Balance as of December 31, 2023	$348.7
The Company completed its annual goodwill impairment test and determined that no impairment existed. As of December 31, 2023, there has been no impairment of goodwill.
Intangible Assets
The following table summarizes the components of gross intangible asset, accumulated amortization, and net intangible asset balances as of December 31, 2023, and 2022 (in millions):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$206.3	$(178.4)	$27.9	$199.1	$(167.4)	$31.7
Distribution rights and others	10.8	(9.2)	1.6	11.0	(7.4)	3.6
Customer relationships	32.5	(22.9)	9.6	32.6	(18.1)	14.5
Total intangible assets	$249.6	$(210.5)	$39.1	$242.7	$(192.9)	$49.8
Amortization expense related to intangible assets was $20.2 million, $27.8 million, and $27.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The estimated future amortization expense related to intangible assets as of December 31, 2023, is as follows (in millions):

Fiscal Year	Amount
2024	$16.9
2025	12.0
2026	5.3
2027	2.9
2028	1.3
2029 and thereafter	0.7
Total	$39.1
The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, measurement period adjustments to intangible assets, changes in foreign currency exchange rates, impairments of intangible assets, accelerated amortization of intangible assets, and other events.

NOTE 8.    COMMITMENTS AND CONTINGENCIES
Commitments
As of December 31, 2023, the Company’s commitments include an estimated amount of approximately $2.37 billion relating to the Company’s open purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures and construction-related activities for which the Company has not received the services, and acquisition and licensing of intellectual property. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services. Additionally, the Company has committed to making certain future milestone payments to third parties as part of licensing, collaboration, and development arrangements. Payments under these arrangements generally become due and payable only upon the achievement of certain specified developmental, regulatory, and/or commercial milestones. For instances in which the achievement of these milestones is neither probable nor reasonably estimable, such contingencies are not included in the estimated amount.
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
During the years ended 2023 and 2021, pre-tax litigation charges were insignificant. The Company incurred $28.1 million of pre-tax litigation charges in 2022.
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
Patent Litigation
On June 30, 2017, Ethicon LLC, Ethicon Endo-Surgery, Inc., and Ethicon US LLC (collectively, “Ethicon”) filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware. The complaint, which was served on the Company on July 12, 2017, alleges that the Company’s EndoWrist Stapler instruments infringe several of Ethicon’s patents. Ethicon asserts infringement of U.S. Patent Nos. 9,585,658 (“’658”); 8,479,969 (“’969”); 9,113,874 (“’874”); 8,998,058 (“’058”); 8,991,677 (“’677”); 9,084,601 (“’601”); and 8,616,431 (“’431”). A claim construction hearing occurred on October 1, 2018, and the Court issued a scheduling order on December 28, 2018. On March 20, 2019, the Court granted the Company’s Motion to Stay pending an Inter Partes Review to be held at the Patent Trademark and Appeals Board (“PTAB”) to review patentability of six of the seven patents noted above and vacated the trial date. On August 1, 2019, the Court granted the parties’ joint stipulation to modify the stay in light of Ethicon’s U.S. International Trade Commission (“USITC”) complaint against Intuitive involving U.S. Patent Nos. 8,479,969 and 9,113,874. The PTAB has issued final written decisions finding the asserted claims of Patent Nos. ’658, ’058, ’677, ’601, and ’431 unpatentable. On October 3, 2023, Ethicon confirmed that it would not further appeal the decisions by the USITC in that proceeding that claim 24 of the ’969 Patent and claim 19 of the ’874 Patent were not infringed by the asserted Intuitive products and that those patents were invalid. Outside of the above USITC proceeding, on October 4, 2023, the parties filed a Joint Status Report in the district court in which Ethicon stated that it was prepared to proceed in this case with respect to its allegations that the accused EndoWrist Stapler instruments infringe asserted claim 24 of the ’969 Patent and asserted claim 20 of the ’874 Patent. The parties are currently briefing whether the record before the court can be supplemented with the evidence developed before the USITC. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
On October 19, 2022, a jury rendered a verdict against the Company awarding $10 million in damages to Rex Medical, L.P. in a patent infringement lawsuit. On September 20, 2023, the court granted the Company’s post-trial motion and reduced the damages to Rex Medical L.P. to nominal damages of $1. On October 18, 2023, Rex Medical filed a notice of appeal to the United States Court of Appeals for the Federal Circuit and, on October 31, 2023, Intuitive filed its notice of cross appeal. Based on currently available information, the Company does not believe that any losses arising from this matter would be material.
Commercial Litigation
On May 10, 2021, Surgical Instrument Service Company, Inc. (“SIS”) filed a complaint in the Northern District of California Court alleging antitrust claims against the Company relating to EndoWrist service, maintenance, and repair processes. The Court granted in part and denied in part the Company’s Motion to Dismiss, and discovery has commenced. The Company filed an answer denying the antitrust allegations and filed counterclaims against SIS. The counterclaims allege that SIS violated the Federal Lanham Act, California’s Unfair Competition Law, and California’s False Advertising Law and that SIS is also liable to the Company for Unfair Competition and Tortious Interference with Contract. The parties have filed summary judgment and Daubert motions, and the court held a hearing on these motions on September 7, 2023. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
Three class action complaints were filed against the Company in the Northern District of California Court alleging antitrust allegations relating to the service and repair of certain instruments manufactured by the Company. A complaint by Larkin Community Hospital was filed on May 20, 2021, a complaint by Franciscan Alliance, Inc. and King County Public Hospital District No. 1 was filed on July 6, 2021, and a complaint by Kaleida Health was filed on July 8, 2021. The Court has consolidated the Franciscan Alliance, Inc. and King County Public Hospital District No. 1 and Kaleida Health cases with the Larkin Community Hospital case, which is now captioned on the Larkin docket as “In Re: da Vinci Surgical Robot Antitrust Litigation.” A Consolidated Amended Class Action Complaint has been filed on behalf of each plaintiff named in the earlier-filed cases. On January 14, 2022, Kaleida Health voluntarily dismissed itself as a party to this case. On January 18, 2022, the Company filed an answer against the plaintiffs in this matter, and discovery has commenced. The parties have filed summary judgment and Daubert motions, and the court held a hearing on these motions on September 7, 2023. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
NOTE 9.    STOCKHOLDERS’ EQUITY
Stock Repurchase Program
Through December 31, 2023, the Board has authorized an aggregate of $10.0 billion of funding for the Company’s common stock Repurchase Program since its establishment in March 2009. The most recent authorization occurred in July 2022 when the Board increased the authorized amount available under the Repurchase Program to $3.5 billion, including amounts remaining under previous authorization. As of December 31, 2023, the remaining amount of share repurchases authorized by the Board under the Repurchase Program was approximately $1.1 billion.
The following table summarizes stock repurchase activities (in millions, except per share amounts):

	Years Ended December 31,
	2023	2022	2021
Shares repurchased	1.7	11.2	—
Average price per share	$241.38	$233.70	$—
Value of shares repurchased	$416.3	$2,607.4	$—

In August 2022, the Company entered into an accelerated share repurchase program (the “August ASR Program”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $1.0 billion of the Company’s common stock. In September 2022, the August ASR Program was completed, and, in total, 4.6 million shares of common stock were received and retired. In total, 4.6 million shares were repurchased at an average price per share of $217.52. The total cost of the August ASR Program was reflected as a reduction to equity in the Consolidated Balance Sheets.
In October 2022, the Company entered into an accelerated share repurchase program (the “October ASR Program”) with Citibank, N.A. (“Citibank”) to repurchase $1.0 billion of the Company’s common stock. In December 2022, the October ASR Program was completed, and, in total, 3.9 million shares were repurchased at an average price per share of $254.48. The total cost of the October ASR Program was reflected as a reduction to equity in the Consolidated Balance Sheets.
The Company uses the par value method of accounting for its stock repurchases. As a result of share repurchase activities during the years ended December 31, 2023, 2022, and 2021, the Company reduced common stock and additional paid-in capital by an aggregate of $19 million, $211 million, and zero, respectively, and charged $0.4 billion, $2.4 billion, and zero, respectively, to retained earnings.
As a provision of the Inflation Reduction Act enacted in the U.S. during 2022, the Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net stock repurchases after December 31, 2022. As of December 31, 2023, no excise tax was accrued, as the aggregate fair market value of the Company’s stock issuances exceeded the fair market value of stock repurchases.
Accumulated Other Comprehensive Income (Loss), Net of Tax, Attributable to Intuitive Surgical, Inc.
The components of accumulated other comprehensive income (loss), net of tax, attributable to Intuitive Surgical, Inc. are as follows (in millions):

	Year Ended December 31, 2023
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.9)	$(154.2)	$(6.6)	$1.2	$(162.5)
Other comprehensive income (loss) before reclassifications	(6.6)	124.6	26.0	(0.6)	143.4
Amounts reclassified from accumulated other comprehensive income (loss)	7.0	(0.1)	—	—	6.9
Net current-period other comprehensive income (loss)	0.4	124.5	26.0	(0.6)	150.3
Ending balance	$(2.5)	$(29.7)	$19.4	$0.6	$(12.2)

	Year Ended December 31, 2022
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$4.5	$(16.0)	$(7.9)	$(4.8)	$(24.2)
Other comprehensive income (loss) before reclassifications	(35.0)	(138.2)	1.3	5.8	(166.1)
Amounts reclassified from accumulated other comprehensive income (loss)	27.6	—	—	0.2	27.8
Net current-period other comprehensive income (loss)	(7.4)	(138.2)	1.3	6.0	(138.3)
Ending balance	$(2.9)	$(154.2)	$(6.6)	$1.2	$(162.5)

The tax impacts for amounts recognized in other comprehensive income before reclassifications were as follows (in millions):

	Years Ended December 31,
Available-for-sale securities	2023	2022
Income tax benefit (expense) for net gains (losses) recorded in other comprehensive income (loss)	$(35.7)	$39.1
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications for hedge instruments, foreign currency translation gains (losses), and employee benefit plans in 2023 and 2022 were not material to the Company’s Consolidated Financial Statements. The tax impacts for amounts reclassified from accumulated other comprehensive loss relating to hedge instruments, available-for-sale securities, foreign currency translation gains (losses), and employee benefit plans in 2023 and 2022 were not material to the Company’s Consolidated Financial Statements.
NOTE 10.    SHARE-BASED COMPENSATION
Stock Plans
2010 Incentive Award Plan. In April 2010, the Company’s stockholders approved the 2010 Incentive Award Plan (“2010 Plan”). Under this plan, the Company can issue RSUs, nonqualified stock options (“NSOs”), and PSUs to employees, non-employee directors, and consultants. Equity awards granted to employees and non-employee directors include a mix of RSUs, stock options, and, as applicable, PSUs. The 2010 Plan generally permits NSOs to be granted at no less than the fair market value of the common stock on the date of grant. Prior to 2022, NSOs were granted with terms of 10 years from the date of the grant. In January 2022, the Company changed the term of its new NSO grants to 7 years from the date of the grant. The 2010 Plan expires in 2032. In April 2022, the Company’s shareholders approved an amended and restated 2010 Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 103,350,000 to 110,350,000. As of December 31, 2023, approximately 20.6 million shares were reserved for future issuance under the 2010 Plan. A maximum of approximately 8.9 million of these shares can be awarded as RSUs.
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
Nonqualified Stock Options. Prior to 2020, annual NSO grants were made to employees on February 15 (or the next business day if the date is not a business day) and on August 15 (or the next business day if the date is not a business day). In 2020, the Company changed the timing of its annual NSO grants to the last trading day of February and on the same date in August or, if that date is not a trading day, the next trading day. Beginning in 2023, the Company changed the timing of its annual NSO grants to the last trading day of February and August 10 or, if that date is not a trading day, the next trading day. Prior to 2023, the February NSO grants vest 1/8 upon completion of 6 months of service and 1/48 per month thereafter. Beginning in 2023, the February NSO grants vest 1/8 on August 10 and 1/48 per month thereafter. The August NSO grants vest 7/48 at the end of one month and 1/48 per month thereafter through a 3.5-year vesting period. NSOs granted to new hires generally vest 1/4 upon completion of one year of service and 1/48 per month thereafter. NSOs granted to existing non-employee directors vest one year from the date of grant or at the next Annual Shareholders Meeting, whichever comes first. New non-employee directors receive pro-rated NSO grants that vest on the same term as the annual NSO grants. Option vesting terms are determined by the Board and, in the future, may vary from past practices.

Performance Stock Units. In February 2022, the Company began granting PSUs to officers and other key employees, subject to three-year cliff vesting and pre-established, quantitative goals. Whether any PSUs vest, and the amount that do vest, is tied to completion of service over three years and the achievement of three equally-weighted, quantitative goals that directly align with or help drive the Company’s strategy and long-term total shareholder return.
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
2000 Employee Stock Purchase Plan. In March 2000, the Board adopted the ESPP. Employees are generally eligible to participate in the ESPP if they are customarily employed by the Company for more than 20 hours per week and more than 5 months in a calendar year and are not 5% stockholders of the Company. Under the ESPP, eligible employees may select a rate of payroll deduction up to 15% of their eligible compensation subject to certain maximum purchase limitations. The duration for each offering period is 24 months and is divided into four purchase periods of approximately six months in length. Offerings are concurrent. The purchase price of the shares under the offering is the lesser of 85% of the fair market value of the shares on the offering date or 85% of the fair market value of the shares on the purchase date. A two-year look-back feature in the ESPP causes the offering period to reset if the fair value of the Company’s common stock on the first or last day of the purchase period is less than that on the original offering date. ESPP purchases by employees are settled with newly-issued common stock from the ESPP’s previously authorized and available pool of shares. In April 2017, the Company’s stockholders approved an amended and restated ESPP to provide for an increase in the number of shares of common stock reserved for issuance from 18,270,945 to 22,770,945. As of December 31, 2023, there were approximately 1.8 million shares reserved for future issuance under the ESPP.
Restricted Stock Units
RSU activity for the year ended December 31, 2023, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2022	4.6	$241.47
Granted	2.5	$237.37
Vested	(1.8)	$223.52
Forfeited	(0.3)	$247.21
Unvested balance as of December 31, 2023	5.0	$245.75
As of December 31, 2023, 4.5 million shares of RSUs were expected to vest with an aggregate intrinsic value of $1.52 billion. The aggregate vesting date fair value of RSUs vested was $454 million, $536 million, and $578 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Stock Options
NSO activity for the year ended December 31, 2023, was as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted-Average Exercise Price Per Share
Balance as of December 31, 2022	10.8	$144.86
Options granted	1.4	$267.38
Options exercised	(2.3)	$83.97
Options forfeited/expired	(0.1)	$261.39
Balance as of December 31, 2023	9.8	$174.90
The aggregate intrinsic value of stock options exercised under the Company’s stock plans determined as of the date of option exercise was $476 million, $315 million, and $613 million during the years ended December 31, 2023, 2022, and 2021, respectively. Cash received from stock option exercises for the years ended December 31, 2023, 2022, and 2021, was $192 million, $146 million, and $201 million, respectively. The income tax benefit from stock options exercised was $109 million for the year ended December 31, 2023.
The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2023 (number of shares and aggregate intrinsic value in millions):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (1)
$39.22-$57.11	1.1	0.8	$53.14		1.1		$53.14
$57.85-$77.00	1.3	2.2	$65.86		1.3		$65.86
$77.04-$139.52	1.3	3.6	$108.66		1.3		$108.66
$143.49-$174.26	1.1	5.1	$169.00		1.1		$169.01
$175.53-$182.83	1.0	5.6	$179.98		1.0		$180.02
$182.90-$229.39	1.3	5.9	$216.85		0.5		$209.47
$235.20-$262.70	1.0	6.8	$244.47		0.7		$244.09
$271.22-$304.67	1.2	6.0	$297.47		0.4		$294.41
$313.64-$341.16	0.0	6.6	$323.28		0.0		$334.66
$347.42-$347.42	0.5	7.6	$347.42		0.3		$347.42
Total	9.8	4.6	$174.89	$1,589	7.7	4.2	$151.68	$1,441

(1)The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $337.36 as of December 31, 2023, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date.
As of December 31, 2023, a total of 9.6 million shares of stock options vested and expected to vest had a weighted-average remaining contractual life of 4.6 years, an aggregate intrinsic value of $1.58 billion, and a weighted-average exercise price of $173.14.
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
PSU activity for the year ended December 31, 2023, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2022	0.1	$299.32
Granted	0.1	$240.45
Vested	—	$—
Performance change	—	$—
Forfeited	—	$235.84
Unvested balance as of December 31, 2023	0.2	$259.60
As of December 31, 2023, 0.2 million shares of PSUs were expected to vest with an aggregate intrinsic value of $70 million.
Employee Stock Purchase Plan
Under the ESPP, employees purchased approximately 0.5 million, 0.4 million, and 0.5 million shares, representing approximately $104.5 million, $87.9 million, and $75.9 million in employee contributions for the years ended December 31, 2023, 2022, and 2021, respectively.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense (in millions):

	Years Ended December 31,
	2023	2022	2021
Cost of sales – products (before capitalization)	$92.7	$79.0	$68.9
Amounts capitalized into inventory (1)	(84.3)	(17.2)	—
Amounts recognized in income for amounts previously capitalized in inventory	75.0	5.8	—
Cost of revenue—product	83.4	67.6	68.9
Cost of revenue—service	28.2	23.6	22.2
Total cost of revenue	111.6	91.2	91.1
Selling, general and administrative	274.8	261.1	231.6
Research and development	211.8	164.2	134.1
Share-based compensation expense before income taxes	598.2	516.5	456.8
Income tax benefit	117.4	101.7	93.7
Share-based compensation expense after income taxes	$480.8	$414.8	$363.1

(1)Share-based compensation expense subject to capitalization into inventory was not material during 2021 and the first three quarters of 2022, and, therefore, not recorded. The Company commenced capitalization of share-based compensation expense into inventory during the quarter ended December 31, 2022, on a prospective basis.

The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and the rights to acquire stock granted under the ESPP. The weighted-average estimated fair values of stock options and the rights to acquire stock under the ESPP, as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock under the ESPP that were granted during the years ended December 31, 2023, 2022, and 2021, were as follows:

	Years Ended December 31,
	2023	2022	2021
RSUs
Fair value at grant date	$237.37	$272.97	$256.52
STOCK OPTIONS
Risk-free interest rate	4.6%	2.6%	0.8%
Expected term (in years)	3.2	3.2	4.1
Expected volatility	33%	38%	32%
Fair value at grant date	$77.45	$73.65	$78.23
PSUs
Fair value at grant date	$240.45	$299.32	$—
ESPP
Risk-free interest rate	5.0%	2.1%	0.1%
Expected term (in years)	1.2	1.2	1.2
Expected volatility	33%	39%	29%
Fair value at grant date	$89.42	$80.61	$89.98
As share-based compensation expense recognized in the Consolidated Statements of Income during the years ended December 31, 2023, 2022, and 2021, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
As of December 31, 2023, there was $761 million, $134 million, $38 million, and $22 million of total unrecognized compensation expense related to unvested restricted stock units, unvested stock options, unvested performance stock units, and rights granted to acquire common stock under the ESPP, respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.4 years for unvested restricted stock units, 2.5 years for unvested stock options, 1.8 years for unvested performance stock units, and 0.6 years for rights granted to acquire common stock under the ESPP.
NOTE 11.    INCOME TAXES
Income before provision for income taxes for the years ended December 31, 2023, 2022, and 2021, consisted of the following (in millions):

	Years Ended December 31,
	2023	2022	2021
U.S.	$1,251.1	$956.7	$1,298.7
Foreign	707.8	650.1	591.6
Total income before provision for income taxes	$1,958.9	$1,606.8	$1,890.3

The provision for income taxes for the years ended December 31, 2023, 2022, and 2021, consisted of the following (in millions):

	Years Ended December 31,
	2023	2022	2021
Current
Federal	$315.2	$350.4	$158.8
State	32.8	49.2	17.3
Foreign	74.4	48.1	50.1
Total current income tax expense	422.4	447.7	226.2
Deferred
Federal	(122.4)	(188.8)	(21.4)
State	(25.1)	(16.4)	0.5
Foreign	(133.3)	19.9	(43.1)
Total deferred income tax expense	(280.8)	(185.3)	(64.0)
Total income tax expense	$141.6	$262.4	$162.2
The provision for income taxes for the years ended December 31, 2023, and 2022, reflected the impact of a change in U.S. tax law effective January 1, 2022, which requires the capitalization and amortization of research and development expenditures incurred after December 31, 2021.
The Company’s provision for income taxes for 2023 reflected Swiss tax benefits of $92.3 million, net of a $67.3 million valuation allowance, related to certain tax assets recorded by our Swiss entity. In addition, a one-time net benefit of $67.1 million was recorded from the re-measurement of the Company’s Swiss deferred tax assets resulting from the Swiss cantonal tax rate increase enacted in December 2023 for years after 2024 as well as a Swiss cantonal tax rate increase from the discontinuation of the Company’s 2017 Swiss tax ruling, which was deemed effective as of January 1, 2023. The Company’s provision for income taxes for 2021 also included a one-time benefit of $66.4 million from the re-measurement of its Swiss deferred tax assets resulting from the extension of the economic useful life of certain intangible assets.
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted in the United States. The IRA introduces a 15% alternative minimum tax based on the financial statement income of certain large corporations, effective for tax years beginning after December 31, 2022. The Company considered the applicable tax law changes, and there is no impact to the Company’s tax provision for the twelve months ended December 31, 2023.
Income tax expense differs from amounts computed by applying the statutory federal income rate of 21% for the years ended December 31, 2023, 2022, and 2021, as a result of the following (in millions):

	Years Ended December 31,
	2023	2022	2021
Federal tax at statutory rate	$411.4	$337.4	$397.0
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	35.0	34.9	33.1
Foreign rate differential	(64.4)	(64.2)	(54.3)
U.S. tax on foreign earnings	70.9	75.4	40.1
Research and development credit	(48.6)	(41.7)	(30.7)
Excess tax benefits related to share-based compensation	(107.9)	(98.7)	(185.8)
Share-based compensation not benefited	29.5	24.1	17.8
Unrecognized tax benefits related to share-based compensation	4.4	3.3	13.6
Reversal of unrecognized tax benefits	(20.9)	(11.1)	(3.0)
Swiss tax benefits, net of valuation allowance	(92.3)	—	—
Deferred tax re-measurement	(67.1)	—	(66.4)
Other	(8.4)	3.0	0.8
Total income tax expense	$141.6	$262.4	$162.2

Deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Intangible assets	$420.9	$342.8
Capitalized research and development expenditures	306.4	172.5
Research and development credits	193.2	156.7
Share-based compensation expense	135.1	121.3
Swiss tax credits	122.4	—
Expenses deducted in later years for tax purposes	55.9	57.5
Lease liabilities	16.5	16.6
Net operating losses	2.8	6.4
Net unrealized losses on available-for-sale securities and other	9.2	45.5
Gross deferred tax assets	1,262.4	919.3
Valuation allowance	(269.8)	(168.6)
Deferred tax assets	992.6	750.7
Deferred tax liabilities:
Property, plant, and equipment	(60.3)	(64.1)
Right-of-use assets	(11.8)	(11.8)
Intangible assets	(9.8)	(9.3)
Other	(0.2)	(1.0)
Deferred tax liabilities	(82.1)	(86.2)
Net deferred tax assets	$910.5	$664.5
As of December 31, 2023, the Company had $38.2 million of federal, state, and foreign net operating loss carryforwards, certain of which will expire starting in 2025 if not utilized. Utilization of these net operating loss carryforwards may be subject to certain limitations. The Company does not expect the limitations to result in any permanent loss of these tax benefits. As of
December 31, 2023, the Company had $122.4 million of Swiss tax credit carryforwards, which will expire in 2028. As of December 31, 2023, the Company had $267.7 million of California research and development credit carryforwards, which do not expire, and $5.2 million of other state research and development credit carryforwards, which begin to expire in 2029.
As of December 31, 2023, the Company had a valuation allowance of $269.8 million, primarily related to California deferred tax assets and certain Swiss deferred tax assets, for which the Company does not believe a tax benefit is more likely than not to be realized. As of December 31, 2022, the Company had a valuation allowance of $168.6 million, primarily related to California deferred tax assets, for which the Company does not believe a tax benefit is more likely than not to be realized. The increase in the valuation allowance during 2023 is primarily related to certain Swiss tax assets and California research and development credits. These valuation allowances would result in a reduction to the income tax provision in the consolidated statements of income if they are ultimately not necessary.
The Company intends to repatriate earnings from its Swiss subsidiary and joint venture in Hong Kong, as needed, and the U.S. and foreign tax implications of such repatriations are not expected to be significant. The Company will continue to indefinitely reinvest earnings from the rest of its foreign subsidiaries and does not expect the tax implications of repatriating these earnings to be significant.

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for the years ended December 31, 2023, 2022, and 2021, are as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Beginning balance	$252.6	$222.5	$176.3
Increases related to tax positions taken during the current year	48.5	49.5	40.6
Increases related to tax positions taken during a prior year	—	4.9	11.2
Decreases related to tax positions taken during a prior year	(18.9)	(16.5)	(1.3)
Decreases related to settlements with tax authorities	(1.0)	(1.2)	(0.2)
Decreases related to expiration of statute of limitations	(20.8)	(6.6)	(4.1)
Ending balance	$260.4	$252.6	$222.5
As of December 31, 2023, 2022, and 2021, gross interest related to unrecognized tax benefits accrued was $31.2 million, $21.0 million, and $14.9 million, respectively. The Company’s net unrecognized tax benefits and related interest are presented in other long-term liabilities and long-term deferred tax assets on the Consolidated Balance Sheets.
Total gross unrecognized tax benefits as of December 31, 2023, were $260.4 million, of which $181.8 million, if recognized, would have an impact on the Company’s effective tax rate.
A charge of $13.6 million was recorded to income tax expense in 2021, after additional IRS guidance was issued in July 2021 related to a Ninth Circuit Court of Appeals opinion involving an independent third party related to charging foreign subsidiaries for share-based compensation. The Company will continue to monitor future IRS actions or other developments regarding this matter and will assess the impact of any such developments on its income tax provision in the quarter that they occur.
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
NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$1,798.0	$1,322.3	$1,704.6
Denominator:
Weighted-average shares outstanding used in basic calculation	351.2	355.7	356.1
Add: dilutive effect of potential common shares	6.2	6.3	9.7
Weighted-average shares outstanding used in diluted calculation	357.4	362.0	365.8
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$5.12	$3.72	$4.79
Diluted	$5.03	$3.65	$4.66

Share-based compensation awards of approximately 1.9 million, 3.4 million, and 0.8 million shares for the years ended December 31, 2023, 2022, and 2021, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.
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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Sales returns and allowances
Year ended December 31, 2023	$14.5	$58.8	$(56.3)	$17.0
Year ended December 31, 2022	$13.1	$44.4	$(43.0)	$14.5
Year ended December 31, 2021	$15.5	$41.7	$(44.1)	$13.1

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Plans
On November 8, 2023, David J. Rosa, the Company’s President, adopted a Rule 10b5-1 trading plan. Mr. Rosa’s trading plan provides for the potential exercise and sale of up to 140,850 shares of the Company’s common stock subject to stock options, until February 14, 2025. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
On November 15, 2023, Marshall L. Mohr, the Company’s Executive Vice President, Global Business Services, adopted a Rule 10b5-1 trading plan. Mr. Mohr’s trading plan provides for the potential exercise and sale of up to 129,810 shares of the Company’s common stock subject to stock options, until November 15, 2024. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
On December 8, 2023, Bob DeSantis, the Company’s Executive Vice President and Chief Strategy and Corporate Operations Officer, adopted a Rule 10b5-1 trading plan. Mr. DeSantis’s trading plan provides for the potential sale of up to 29,868 shares of the Company’s common stock, including the potential exercise and sale of up to 24,106 shares of the Company’s common stock subject to stock options, until December 9, 2024. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
On December 15, 2023, Frederik C. Widman, the Company’s Vice President, Corporate Controller, and Principal Accounting Officer, adopted a Rule 10b5-1 trading plan. Mr. Widman’s trading plan provides for the potential sale of up to 7,593 shares of the Company’s common stock, including the potential exercise and sale of up to 1,224 shares of the Company’s common stock subject to stock options, until March 7, 2025. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information required by Part III is omitted from this report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2023.
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.
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
1)Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this report on Form 10-K.
2)The following financial statement schedule of Intuitive Surgical, Inc. for 2023, 2022, and 2021 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Intuitive Surgical, Inc.:

Page
Schedule II - Valuation and Qualifying Accounts	125
All other schedules have been omitted, because they are not applicable, not required under the instructions, or the information requested is set forth in the Consolidated Financial Statements or related notes thereto.
3)Exhibits
The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.
(b)Exhibits

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as Amended.

3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Amended and Restated Bylaws of the Company.

4.1(4)	Specimen Stock Certificate.

4.2(5)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1(6)	2000 Non-Employee Directors’ Stock Option Plan. *

10.2(7)	Form of Indemnity Agreement. *

10.3(8)	2009 Employment Commencement Incentive Plan, as amended and restated. *

10.4(9)	2000 Employee Stock Purchase Plan, as amended and restated. *

10.5(10)	2010 Incentive Award Plan, as amended and restated. *

10.6(11)	Severance Plan. *

10.7(12)	Form of Amended and Restated Intuitive Surgical, Inc. 2009 Employment Commencement Incentive Plan Stock Option Grant Notice. *

10.8(13)	Form of Amended and Restated Intuitive Surgical, Inc. 2009 Employment Commencement Incentive Plan Restricted Stock Unit Grant Notice. *

10.9(14)	Form of Amended and Restated Intuitive Surgical, Inc. 2010 Incentive Award Plan Global Stock Option Grant Notice. *

10.10(15)	Form of Amended and Restated Intuitive Surgical, Inc. 2010 Incentive Award Plan Global Restricted Stock Unit Grant Notice. *

10.11(16)	Form of Amended and Restated Intuitive Surgical, Inc. 2010 Incentive Award Plan Global Performance Stock Unit Grant Notice. *

21.1	Intuitive Surgical, Inc. Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy for Recovery of Erroneously Awarded Compensation.

101
The following materials from Intuitive Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged at Level I through IV.

104	The cover page from Intuitive Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

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
10.Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 3, 2022 (File No. 000-30713).
11.Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on December 2, 2008 (File No. 000-30713).
12.Incorporated by reference to Exhibit 10.9 filed with the Company’s 2015 Annual Report on Form 10-K filed on February 2, 2016 (File No. 000-30713).
13.Incorporated by reference to Exhibit 10.10 filed with the Company’s 2015 Annual Report on Form 10-K filed on February 2, 2016 (File No. 000-30713).
14.Incorporated by reference to Exhibit 10.9 filed with the Company’s 2022 Annual Report on Form 10-K filed on February 10, 2023 (File No. 000-30713).
15.Incorporated by reference to Exhibit 10.10 filed with the Company’s 2022 Annual Report on Form 10-K filed on February 10, 2023 (File No. 000-30713).
16.Incorporated by reference to Exhibit 10.11 filed with the Company’s 2022 Annual Report on Form 10-K filed on February 10, 2023 (File No. 000-30713).
* Management contract or compensatory plan or arrangement.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/S/ GARY S. GUTHART
Gary S. Guthart, Ph.D. Chief Executive Officer
Date: January 31, 2024
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

Signature	Title	Date

/S/ GARY S. GUTHART	Chief Executive Officer and Director (Principal Executive Officer)	January 31, 2024
Gary S. Guthart, Ph.D.
/S/ JAMIE E. SAMATH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	January 31, 2024
Jamie E. Samath
/S/ FREDRIK C. WIDMAN	Vice President, Corporate Controller (Principal Accounting Officer)	January 31, 2024
Fredrik C. Widman
/S/ CRAIG H. BARRATT	Chairman of the Board of Directors	January 31, 2024
Craig H. Barratt, Ph.D.
/S/ JOSEPH C. BEERY	Director	January 31, 2024
Joseph C. Beery
/S/ AMAL M. JOHNSON	Director	January 31, 2024
Amal M. Johnson
/S/ DON R. KANIA	Director	January 31, 2024
Don R. Kania, Ph.D.
/S/ SREELAKSHMI KOLLI	Director	January 31, 2024
Sreelakshmi Kolli
/S/ AMY L. LADD	Director	January 31, 2024
Amy L. Ladd, Ph.D.
/S/ KEITH R. LEONARD JR.	Director	January 31, 2024
Keith R. Leonard Jr.
/S/ ALAN J. LEVY	Director	January 31, 2024
Alan J. Levy, Ph.D.
/S/ JAMI DOVER NACHTSHEIM	Director	January 31, 2024
Jami Dover Nachtsheim
/S/ MONICA P. REED	Director	January 31, 2024
Monica P. Reed
/S/ MARK J. RUBASH	Director	January 31, 2024
Mark J. Rubash