Form 10-Q
period 2024-03-31
INTUITIVE SURGICAL INC
filed 2024-04-19
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 354,705,822 shares of Common Stock, $0.001 par value per share, outstanding as of April 15, 2024.

INTUITIVE SURGICAL, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,839.5	$2,750.1
Short-term investments	1,960.6	2,473.1
Accounts receivable, net	1,127.9	1,130.2
Inventory	1,299.3	1,220.6
Prepaids and other current assets	405.4	314.0
Total current assets	7,632.7	7,888.0
Property, plant, and equipment, net	3,799.6	3,537.6
Long-term investments	2,522.6	2,120.0
Deferred tax assets	917.8	910.5
Intangible and other assets, net	607.1	636.7
Goodwill	348.2	348.7
Total assets	$15,828.0	$15,441.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194.4	$188.7
Accrued compensation and employee benefits	238.4	436.4
Deferred revenue	437.5	446.1
Other accrued liabilities	504.8	587.5
Total current liabilities	1,375.1	1,658.7
Other long-term liabilities	406.5	385.5
Total liabilities	1,781.6	2,044.2
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; zero shares issued and outstanding as of March 31, 2024, and December 31, 2023	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 354.7 shares and 352.3 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	0.4	0.4
Additional paid-in capital	8,903.0	8,576.4
Retained earnings	5,067.9	4,743.0
Accumulated other comprehensive loss	(8.7)	(12.2)
Total Intuitive Surgical, Inc. stockholders’ equity	13,962.6	13,307.6
Noncontrolling interest in joint venture	83.8	89.7
Total stockholders’ equity	14,046.4	13,397.3
Total liabilities and stockholders’ equity	$15,828.0	$15,441.5
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
in millions (except per share amounts)	2024	2023
Revenue:
Product	$1,577.1	$1,413.0
Service	313.5	283.2
Total revenue	1,890.6	1,696.2
Cost of revenue:
Product	554.4	493.0
Service	90.8	90.2
Total cost of revenue	645.2	583.2
Gross profit	1,245.4	1,113.0
Operating expenses:
Selling, general and administrative	491.5	480.5
Research and development	284.5	244.9
Total operating expenses	776.0	725.4
Income from operations	469.4	387.6
Interest and other income, net	69.1	34.2
Income before taxes	538.5	421.8
Income tax expense (benefit)	(8.9)	61.0
Net income	547.4	360.8
Less: net income attributable to noncontrolling interest in joint venture	2.5	5.5
Net income attributable to Intuitive Surgical, Inc.	$544.9	$355.3
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.54	$1.01
Diluted	$1.51	$1.00
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	353.5	350.2
Diluted	360.5	356.0

Other comprehensive income, net of tax:
Unrealized gains on hedge instruments	$5.6	$2.5
Unrealized gains (losses) on available-for-sale securities	(4.2)	37.6
Foreign currency translation gains	1.8	14.2
Prior service cost for employee benefit plans	(0.1)	—
Other comprehensive income	3.1	54.3
Total comprehensive income	550.5	415.1
Less: comprehensive income attributable to noncontrolling interest	2.1	5.8
Total comprehensive income attributable to Intuitive Surgical, Inc.	$548.4	$409.3
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
in millions	2024	2023
Operating activities:
Net income	$547.4	$360.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	104.2	87.7
Amortization of intangible assets	5.1	5.0
Loss (gain) on investments, accretion of discounts, and amortization of premiums on investments, net	(5.9)	4.9
Deferred income taxes	(7.2)	9.3
Share-based compensation expense	153.3	139.8
Amortization of contract acquisition assets	8.5	7.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2.2	16.9
Inventory	(179.6)	(127.1)
Prepaids and other assets	(4.1)	(27.3)
Accounts payable	(7.5)	16.9
Accrued compensation and employee benefits	(271.2)	(140.6)
Deferred revenue	(4.0)	24.2
Other liabilities	(75.8)	(6.5)
Net cash provided by operating activities	265.4	371.4
Investing activities:
Purchase of investments	(905.9)	(3.5)
Proceeds from sales of investments	100.2	26.3
Proceeds from maturities of investments	919.1	744.4
Purchase of property, plant, and equipment	(241.9)	(194.1)
Net cash provided by (used in) investing activities	(128.5)	573.1
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	180.4	100.2
Taxes paid related to net share settlement of equity awards	(226.6)	(129.7)
Repurchase of common stock	—	(350.0)
Payment of deferred purchase consideration	(0.5)	(1.7)
Net cash used in financing activities	(46.7)	(381.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6.8	1.8
Net increase in cash, cash equivalents, and restricted cash	97.0	565.1
Cash, cash equivalents, and restricted cash, beginning of period	2,770.1	1,600.7
Cash, cash equivalents, and restricted cash, end of period	$2,867.1	$2,165.8
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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2023, and include all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the Financial Statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on January 31, 2024. The results of operations for the first three months of 2024 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
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
Risks and Uncertainties
The Company’s future results of operations and liquidity could be materially adversely affected by uncertainty surrounding macroeconomic and geopolitical factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, higher interest rates, instability in the global financial markets, significant disruptions in the commodities’ markets as a result of the conflict between Russia and Ukraine and conflicts in the Middle East, including Israel, and the introduction of or changes in tariffs or trade barriers may result in a recession, which could have a material adverse effect on the Company’s business.
Supply chain constraints eased but did not fully recover in the first quarter of 2024, despite improvements in the market conditions initially faced in 2022. Notably, the supply of semiconductor materials, packaging materials, and plastics materials remained stable, while certain residual stresses remain, particularly for engineered materials and related mechanical components. Additionally, prices of materials remain elevated from historical levels due to market demand or production-related cost inflation. With higher interest rates, access to credit is more difficult, and any insolvency of certain suppliers, including sole- and single-sourced suppliers, may have heightened continuity risks. The Company is actively engaged in activities to seek to mitigate the impact of any supply chain disruptions on its operations.
Supply of engineered materials and general market stress, particularly on labor- or capital-intensive manufacturing operations that produce the Company’s materials, have resulted in, and will continue to cause, inflationary cost pressure in the Company’s supply chain. To date, these supply chain challenges have not materially impacted the Company’s results of operations or ability to deliver products and services to its customers. However, supply constraints with certain materials, which may be unavoidable, could delay the timing of finished product deliveries, which could result in deferred or canceled procedures. Additionally, if inflationary pressures in component costs persist, the Company may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures.

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
A number of hospitals continue to experience challenges with staffing and cost pressures that could affect their ability to provide patient care. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, higher interest rates make access to credit more expensive, and fiscal stimulus programs enacted during the COVID-19 pandemic have ended. Hospitals may also be adversely affected by the liquidity concerns in the broader financial services industry. In addition, as overall competition for medical technologies, including robotic-assisted devices and treatment options, progresses in various markets, the Company will likely experience longer selling cycles and pricing pressures. Any or all of these factors could negatively impact the number of da Vinci procedures performed or the number of system placements and have a material adverse effect on the Company’s business, financial condition, or results of operations.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is currently in the process of evaluating the effects of this pronouncement on its related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s Financial Statements.
Significant Accounting Policies
There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that are of significance, or potential significance, to the Company.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale debt securities’ amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit loss, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments as of March 31, 2024, and December 31, 2023 (in millions):

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
March 31, 2024
Cash	$608.9	$—	$—	$—	$608.9	$608.9	$—	$—
Level 1:
Money market funds	2,153.9	—	—	—	2,153.9	2,153.9	—	—
U.S. treasuries	3,164.7	6.3	(25.5)	—	3,145.5	76.7	962.5	2,106.3
Subtotal	5,318.6	6.3	(25.5)	—	5,299.4	2,230.6	962.5	2,106.3
Level 2:
Corporate debt securities	938.5	—	(17.6)	(1.1)	919.8	—	731.2	188.6
U.S. government agencies	431.0	0.7	(6.5)	—	425.2	—	198.8	226.4
Municipal securities	70.6	—	(1.2)	—	69.4	—	68.1	1.3
Subtotal	1,440.1	0.7	(25.3)	(1.1)	1,414.4	—	998.1	416.3
Total assets measured at fair value	$7,367.6	$7.0	$(50.8)	$(1.1)	$7,322.7	$2,839.5	$1,960.6	$2,522.6

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2023
Cash	$526.2	$—	$—	$—	$526.2	$526.2	$—	$—
Level 1:
Money market funds	2,223.9	—	—	—	2,223.9	2,223.9	—	—
U.S. treasuries	2,850.2	20.1	(25.4)	—	2,844.9	—	1,276.0	1,568.9
Subtotal	5,074.1	20.1	(25.4)	—	5,068.8	2,223.9	1,276.0	1,568.9
Level 2:
Corporate debt securities	1,300.4	—	(25.8)	(1.1)	1,273.5	—	974.6	298.9
U.S. government agencies	402.6	2.0	(7.3)	—	397.3	—	149.5	247.8
Municipal securities	79.4	—	(2.0)	—	77.4	—	73.0	4.4
Subtotal	1,782.4	2.0	(35.1)	(1.1)	1,748.2	—	1,197.1	551.1
Total assets measured at fair value	$7,382.7	$22.1	$(60.5)	$(1.1)	$7,343.2	$2,750.1	$2,473.1	$2,120.0
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale debt securities (excluding money market funds), as of March 31, 2024 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$2,063.3	$2,037.3
Mature in one to five years	2,541.5	2,522.6
Total	$4,604.8	$4,559.9
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains and losses recognized on the sale of investments were immaterial for the periods presented.

As of March 31, 2024, and December 31, 2023, net unrealized losses on available-for-sale debt securities, net of tax, of $33.9 million and $29.7 million, respectively, were included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.
The following tables present the breakdown of the available-for-sale debt securities with unrealized losses as of March 31, 2024, and December 31, 2023 (in millions):

	March 31, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$1,214.8	$(7.5)	$705.5	$(18.0)	$1,920.3	$(25.5)
Corporate debt securities	16.0	—	828.8	(17.6)	844.8	(17.6)
U.S. government agencies	92.7	(0.4)	179.4	(6.1)	272.1	(6.5)
Municipal securities	—	—	69.4	(1.2)	69.4	(1.2)
Total	$1,323.5	$(7.9)	$1,783.1	$(42.9)	$3,106.6	$(50.8)

	December 31, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$48.5	$—	$1,112.9	$(25.4)	$1,161.4	$(25.4)
Corporate debt securities	54.2	(0.1)	1,219.2	(25.8)	1,273.4	(25.9)
U.S. government agencies	29.8	—	185.6	(7.3)	215.4	(7.3)
Municipal securities	—	—	77.4	(1.9)	77.4	(1.9)
Total	$132.5	$(0.1)	$2,595.1	$(60.4)	$2,727.6	$(60.5)
The Company’s investments may, at any time, consist of money market funds, U.S. treasury and U.S. government agency securities, high-quality corporate notes and bonds, commercial paper, non-U.S. government agency securities, and taxable and tax-exempt municipal notes. The Company regularly reviews its securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The basis for this assumption is that these securities have consistently high credit ratings by rating agencies, have a long history with no credit losses, are explicitly guaranteed by a sovereign entity, which can print its own currency, and are denominated in a currency that is routinely held by central banks, used in international commerce, and commonly viewed as a reserve currency. Additionally, all of the Company’s investments in corporate debt securities and municipal securities are in securities with high-quality credit ratings, which have historically experienced low rates of default.
The current unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of March 31, 2024, the Company does not intend to sell the investments in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell any of the investments before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company does not expect to realize any losses on these available-for-sale debt securities. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security.
For the three months ended March 31, 2024, and 2023, credit losses related to available-for-sales debt securities were not material.
Equity Investments
The Company’s equity investments may, at any time, consist of equity investments with and without readily determinable fair values. The Company generally recognizes equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2023 Carrying Value	Changes in Fair Value (1)	Purchases / Sales / Other (2)	March 31, 2024 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments without readily determinable value (Level 2)	$74.5	$(3.4)	$0.2	$71.3	$—	$71.3

(1) Recorded in interest and other income, net.
(2) Other includes foreign currency translation gains/(losses).
For the three months ended March 31, 2024, the Company did not hold any equity investments with readily determinable market values (Level 1).
For the three months ended March 31, 2024, the Company recognized a net decrease in fair value of $3.4 million, primarily due to impairments of certain equity investments that lack readily determinable market values (Level 2), which was reflected in interest and other income, net.
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
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Recognized gains (losses) in interest and other income, net	$18.3	$(3.3)
Foreign exchange gains (losses) related to balance sheet re-measurement	$(19.4)	$5.4

The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Notional amounts:
Forward contracts	$343.9	$292.1	$643.7	$699.7
Gross fair value recorded in:
Prepaids and other current assets	$5.0	$3.1	$6.2	$5.0
Other accrued liabilities	$1.5	$5.9	$1.9	$6.6
NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected Condensed Consolidated Balance Sheet line items (in millions):

	As of
Accounts receivable, net	March 31, 2024	December 31, 2023
Trade accounts receivable, net	$1,028.6	$1,042.2
Unbilled accounts receivable and other	115.5	105.0
Sales returns and allowances	(16.2)	(17.0)
Total accounts receivable, net	$1,127.9	$1,130.2

	As of
Inventory	March 31, 2024	December 31, 2023
Raw materials	$469.8	$454.7
Work-in-process	181.3	159.9
Finished goods	648.2	606.0
Total inventory	$1,299.3	$1,220.6

	As of
Prepaids and other current assets	March 31, 2024	December 31, 2023
Net investment in sales-type leases – short-term	$132.5	$137.3
Other prepaids and other current assets	272.9	176.7
Total prepaids and other current assets	$405.4	$314.0

	As of
Other accrued liabilities – short-term	March 31, 2024	December 31, 2023
Income and other taxes payable	$51.8	$111.4
Accrued construction-related capital expenditures	163.1	143.3
Other accrued liabilities	289.9	332.8
Total other accrued liabilities – short-term	$504.8	$587.5

	As of
Other long-term liabilities	March 31, 2024	December 31, 2023
Income taxes – long-term	$250.5	$233.8
Deferred revenue – long-term	50.2	45.6
Other long-term liabilities	105.8	106.1
Total other long-term liabilities	$406.5	$385.5
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Three Months Ended March 31,
	2024	2023
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$110.7	$89.6
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$177.9	$80.2
NOTE 5.    REVENUE AND CONTRACT ACQUISITION COSTS
The following table presents revenue disaggregated by type and geography (in millions):

	Three Months Ended March 31,
U.S.	2024	2023
Instruments and accessories	$822.4	$701.4
Systems	212.5	221.8
Services	203.6	186.7
Total U.S. revenue	$1,238.5	$1,109.9

OUS
Instruments and accessories	$336.5	$284.2
Systems	205.7	205.6
Services	109.9	96.5
Total OUS revenue	$652.1	$586.3

Total
Instruments and accessories	$1,158.9	$985.6
Systems	418.2	427.4
Services	313.5	283.2
Total revenue	$1,890.6	$1,696.2
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company’s system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $2.34 billion as of March 31, 2024. The remaining performance obligations are expected to be satisfied over the term of the system sale, lease, and service arrangements. Approximately 44% of the remaining performance obligations are expected to be recognized in the next 12 months with the remainder recognized thereafter over the term of the system sale, lease, and service arrangements, which are generally up to 5 years.

Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	March 31, 2024	December 31, 2023
Contract assets	$17.4	$20.2
Deferred revenue	$487.7	$491.7
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
During the three months ended March 31, 2024, the Company recognized $189 million of revenue that was included in the deferred revenue balance as of December 31, 2023. During the three months ended March 31, 2023, the Company recognized $185 million of revenue that was included in the deferred revenue balance as of December 31, 2022.
Intuitive System Leasing
The following table presents product revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended March 31,
	2024	2023
Sales-type lease revenue	$13.3	$23.0
Operating lease revenue*	$148.0	$112.0

*Variable lease revenue related to usage-based arrangements included within operating lease revenue	$70.0	$46.0
Trade Accounts Receivable
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three months ended March 31, 2024, and 2023, bad debt expense was not material.
The Company’s exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, procedure coverage and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of lease and trade receivables as hospital cash flows are impacted by macroeconomic factors, including inflation, high interest rates, and staffing shortages.

NOTE 6.    LEASES
Lessor Information related to Intuitive System Leasing
Sales-type Leases. Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	March 31, 2024	December 31, 2023
Gross lease receivables	$356.6	$384.5
Unearned income	(12.2)	(12.9)
Subtotal	344.4	371.6
Allowance for credit loss	(2.6)	(2.7)
Net investment in sales-type leases	$341.8	$368.9
Reported as:
Prepaids and other current assets	$132.5	$137.3
Intangible and other assets, net	209.3	231.6
Net investment in sales-type leases	$341.8	$368.9
Contractual maturities of gross lease receivables as of March 31, 2024, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2024	$107.9
2025	114.3
2026	76.9
2027	41.4
2028	12.5
2029 and thereafter	3.6
Total	$356.6
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
The Company manages the credit risk of the net investment in sales-type leases using a number of factors relating to its customers, including, but not limited to, the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table summarizes the amortized cost basis by year of origination and by credit quality for the net investment in sales-type leases as of March 31, 2024 (in millions):

	2024	2023	2022	2021	2020	Prior	Net Investment
Credit Rating:
High	$5.4	$35.9	$56.6	$55.3	$19.7	$6.1	$179.0
Moderate	7.7	34.8	53.2	36.9	20.1	3.3	156.0
Low	—	1.4	5.5	2.3	0.2	—	9.4
Total	$13.1	$72.1	$115.3	$94.5	$40.0	$9.4	$344.4
For the three months ended March 31, 2024, and 2023, credit losses related to the net investment in sales-type leases were not material.

NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions
There were no material acquisitions in the three months ended March 31, 2024, and 2023.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance as of December 31, 2023	$348.7
Acquisition activity	—
Translation and other	(0.5)
Balance as of March 31, 2024	$348.2
Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible assets balances as of March 31, 2024, and December 31, 2023 (in millions):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$206.3	$(181.8)	$24.5	$206.3	$(178.4)	$27.9
Distribution rights and others	10.8	(9.7)	1.1	10.8	(9.2)	1.6
Customer relationships	31.8	(23.6)	8.2	32.5	(22.9)	9.6
Total intangible assets	$248.9	$(215.1)	$33.8	$249.6	$(210.5)	$39.1
Amortization expense related to intangible assets was $5.1 million and $5.0 million for the three months ended March 31, 2024, and 2023, respectively.
The estimated future amortization expense related to intangible assets as of March 31, 2024, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2024	$11.8
2025	11.9
2026	5.3
2027	2.8
2028	1.3
2029 and thereafter	0.7
Total	$33.8
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
Patent Litigation
On June 30, 2017, Ethicon LLC, Ethicon Endo-Surgery, Inc., and Ethicon US LLC (collectively, “Ethicon”) filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware. The complaint, which was served on the Company on July 12, 2017, alleges that the Company’s EndoWrist Stapler instruments infringe several of Ethicon’s patents. Ethicon asserts infringement of U.S. Patent Nos. 9,585,658 (“’658”); 8,479,969 (“’969”); 9,113,874 (“’874”); 8,998,058 (“’058”); 8,991,677 (“’677”); 9,084,601 (“’601”); and 8,616,431 (“’431”). A claim construction hearing occurred on October 1, 2018, and the Court issued a scheduling order on December 28, 2018. On March 20, 2019, the Court granted the Company’s Motion to Stay pending an Inter Partes Review to be held at the Patent Trademark and Appeals Board (“PTAB”) to review patentability of six of the seven patents noted above and vacated the trial date. On August 1, 2019, the Court granted the parties’ joint stipulation to modify the stay in light of Ethicon’s U.S. International Trade Commission (“USITC”) complaint against Intuitive involving U.S. Patent Nos. 8,479,969 and 9,113,874. The PTAB has issued final written decisions finding the asserted claims of Patent Nos. ’658, ’058, ’677, ’601, and ’431 unpatentable. On October 3, 2023, Ethicon confirmed that it would not further appeal the decisions by the USITC in that proceeding that claim 24 of the ’969 Patent and claim 19 of the ’874 Patent were not infringed by the asserted Intuitive products and that those patents were invalid. Outside of the above USITC proceeding, on October 4, 2023, the parties filed a Joint Status Report in the district court in which Ethicon stated that it was prepared to proceed in this case with respect to its allegations that the accused EndoWrist Stapler instruments infringe asserted claim 24 of the ’969 Patent and asserted claim 20 of the ’874 Patent. The parties completed briefing on the issue of whether the trial court will supplement the record with evidence and arguments from the USITC proceeding and are awaiting a ruling from the district court. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
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

On March 31, 2024, the Court granted-in-part and denied-in-part both Intuitive’s and plaintiff’s motions for summary judgment, and issued additional rulings related to expert witnesses. The Court did not rule in favor of either party with respect to whether the U.S. Food and Drug Administration (“FDA”) requires 510(k) clearance for plaintiff’s services with respect to EndoWrists. In conjunction with this finding, the Court denied Intuitive’s motion for summary judgment on plaintiff’s antitrust claims and found that these claims could proceed to trial. In addition, the Court ruled with Intuitive in dismissing plaintiff’s false statement claims against Intuitive, and the Court ruled with plaintiff in dismissing certain of Intuitive’s counterclaims against plaintiff. The Court has set a case management conference for May 30, 2024. Intuitive expects scheduling issues to be discussed at the May 30 conference. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter, and no trial date has been set for this matter at this time.
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
With regard to this class action case, on September 7, 2023, the Court heard argument on the parties’ respective motions for summary judgment and motions related to expert testimony. On March 31, 2024, the Court granted-in-part and denied-in-part plaintiffs’ motion for summary judgment on certain market definition issues, and denied Intuitive’s motion on the antitrust claims. In denying Intuitive’s motion, the Court declined to decide whether third-party companies were required to obtain 510(k) clearance for their services with respect to EndoWrists, and in the absence of a formal ruling from the FDA on that question denied Intuitive’s motion for summary judgment challenging plaintiffs’ standing on that ground. There were additional rulings on the expert witness issues as well. In the summary judgment order, the Court ruled with plaintiffs that the da Vinci robot and EndoWrist instruments occupy separate product markets for antitrust purposes. The Court also ruled that there is an antitrust aftermarket for the repair and replacement of EndoWrist instruments, and that Intuitive holds monopoly power in that aftermarket. The Court denied summary judgment for plaintiffs on the issue of whether soft-tissue surgical robots constitute a relevant antitrust market or are part of a larger market that includes laparoscopic and open surgery for antitrust purposes. The Court has set a case management conference for May 30, 2024, and a class certification hearing for October 10, 2024. Intuitive expects scheduling issues to be discussed at the May 30 conference. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter, and no trial date has been set for this matter at this time.

NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	352.3	$0.4	$8,576.4	$4,743.0	$(12.2)	$13,307.6	$89.7	$13,397.3
Issuance of common stock through employee stock plans	3.0	—	180.4	—	—	180.4	—	180.4
Shares withheld related to net share settlement of equity awards	(0.6)	—	(6.6)	(220.0)	—	(226.6)	—	(226.6)
Share-based compensation expense related to employee stock plans	—	—	152.8	—	—	152.8	—	152.8
Net income attributable to Intuitive Surgical, Inc.	—	—	—	544.9	—	544.9	—	544.9
Other comprehensive income (loss)	—	—	—	—	3.5	3.5	(0.4)	3.1
Cash dividends declared and payable by joint venture	—	—	—	—	—	—	(8.0)	(8.0)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	2.5	2.5
Ending balance	354.7	$0.4	$8,903.0	$5,067.9	$(8.7)	$13,962.6	$83.8	$14,046.4

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	350.0	$0.4	$7,703.9	$3,500.1	$(162.5)	$11,041.9	$70.7	$11,112.6
Issuance of common stock through employee stock plans	2.4	—	100.2	—	—	100.2	—	100.2
Shares withheld related to net share settlement of equity awards	(0.5)	—	(5.9)	(123.8)	—	(129.7)	—	(129.7)
Share-based compensation expense related to employee stock plans	—	—	146.0	—	—	146.0	—	146.0
Repurchase and retirement of common stock	(1.5)	—	(15.8)	(334.2)	—	(350.0)	—	(350.0)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	355.3	—	355.3	—	355.3
Other comprehensive income (loss)	—	—	—	—	54.0	54.0	0.3	54.3
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	5.5	5.5
Ending balance	350.4	$0.4	$7,928.4	$3,397.4	$(108.5)	$11,217.7	$76.5	$11,294.2
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $10.0 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in July 2022, when the Board increased the authorized amount available under the Repurchase Program to $3.5 billion, including amounts remaining under previous authorization. As of March 31, 2024, the remaining amount of share repurchases authorized by the Board under the Repurchase Program was approximately $1.1 billion.

The following table summarizes stock repurchase activities (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Shares repurchased	—	1.5
Average price per share	$—	$238.1
Value of shares repurchased	$—	$350.0
Accumulated Other Comprehensive Loss, Net of Tax, Attributable to Intuitive Surgical, Inc.
The components of accumulated other comprehensive loss, net of tax, attributable to Intuitive Surgical, Inc. are as follows (in millions):

	Three Months Ended March 31, 2024
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.5)	$(29.7)	$19.4	$0.6	$(12.2)
Other comprehensive income (loss) before reclassifications	4.1	(4.3)	2.2	—	2.0
Amounts reclassified from accumulated other comprehensive income (loss)	1.5	0.1	—	(0.1)	1.5
Net current-period other comprehensive income (loss)	5.6	(4.2)	2.2	(0.1)	3.5
Ending balance	$3.1	$(33.9)	$21.6	$0.5	$(8.7)

	Three Months Ended March 31, 2023
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.9)	$(154.2)	$(6.6)	$1.2	$(162.5)
Other comprehensive income (loss) before reclassifications	3.7	37.8	13.9	—	55.4
Amounts reclassified from accumulated other comprehensive income (loss)	(1.2)	(0.2)	—	—	(1.4)
Net current-period other comprehensive income (loss)	2.5	37.6	13.9	—	54.0
Ending balance	$(0.4)	$(116.6)	$7.3	$1.2	$(108.5)
The tax impacts for amounts recognized in other comprehensive income before reclassifications were as follows (in millions):

	Three Months Ended March 31,
Available-for-sale securities	2024	2023
Income tax benefit (expense) for net gains (losses) recorded in other comprehensive income	$1.3	$(10.9)
The tax impacts for amounts recognized in other comprehensive income before reclassifications for hedge instruments, foreign currency translation gains (losses), and employee benefit plans for the three months ended March 31, 2024, and 2023, were not material to the Company’s Financial Statements. The tax impacts for amounts reclassified from accumulated other comprehensive loss relating to hedge instruments, available-for-sale securities, foreign currency translation gains (losses), and employee benefit plans for the three months ended March 31, 2024, and 2023, were not material to the Company’s Financial Statements.

NOTE 10.    SHARE-BASED COMPENSATION
As of March 31, 2024, the total number of shares of common stock reserved for issuance under the 2010 Incentive Award Plan was 110,350,000. Approximately 15.4 million shares were reserved for future issuance under the Company’s stock plans, and a maximum of approximately 6.7 million of these shares can be awarded as restricted stock units (“RSUs”).
Restricted Stock Units
A summary of RSU activity under all stock plans for the three months ended March 31, 2024, is presented as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested balance as of December 31, 2023	5.0	$245.75
RSUs granted	2.2	$388.09
RSUs vested	(1.6)	$234.60
RSUs forfeited	(0.1)	$262.23
Unvested balance as of March 31, 2024	5.5	$305.87
Stock Options
A summary of stock option activity under all stock plans for the three months ended March 31, 2024, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted-Average Exercise Price Per Share
Balance as of December 31, 2023	9.8	$174.90
Options granted	—	$—
Options exercised	(1.1)	$107.06
Options forfeited/expired	—	$250.01
Balance as of March 31, 2024	8.7	$182.70
As of March 31, 2024, options to purchase an aggregate of 7.0 million shares of common stock were exercisable at a weighted-average price of $162.35 per share.
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
The 2022 PSU grant metrics are focused on relative total shareholder return (“TSR”), year-over-year da Vinci procedure growth for 2023, and two-year compound annual da Vinci procedure growth for 2024. The 2023 PSU grant metrics are focused on relative TSR, da Vinci and Ion procedure growth in 2024 compared to 2022, and da Vinci and Ion procedure growth in 2025 compared to 2022. The 2024 PSU grant metrics are focused on relative TSR, da Vinci and Ion procedure growth in 2025 compared to 2023, and da Vinci and Ion procedure growth in 2026 compared to 2023. The TSR metric is considered a market condition, and the expense is determined at the grant date. The procedure growth metrics are considered performance conditions, and the expense is recorded based on the forecasted performance, which is reassessed each reporting period based on the probability of achieving the performance conditions. The number of shares earned at the end of the three-year period will vary, based on actual performance, from 0% to 125% of the target number of PSUs granted. PSUs are subject to forfeiture if employment terminates prior to the vesting date. PSUs are not considered issued or outstanding shares of the Company.
The Company calculates the fair value for each component of the PSUs individually. The fair value for the component with the TSR metric was determined using Monte Carlo simulation. The fair value per share for the components with the procedure growth metrics is equal to the closing stock price on the grant date.

A summary of PSU activity for the three months ended March 31, 2024, is presented as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2023	0.2	$259.60
Granted	0.1	$395.92
Vested	—	$271.58
Performance change	—	$290.33
Forfeited	—	$251.44
Unvested balance as of March 31, 2024	0.3	$306.93
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.3 million shares for $68.4 million and approximately 0.3 million shares for $59.9 million during the three months ended March 31, 2024, and 2023, respectively.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense for the three months ended March 31, 2024, and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Cost of revenue – products (before capitalization)	$22.8	$23.0
Amounts capitalized into inventory	(21.4)	(18.8)
Amounts recognized in income for amounts previously capitalized in inventory	21.3	12.6
Cost of revenue – products	$22.7	$16.8
Cost of revenue – services	7.0	7.0
Total cost of revenue	29.7	23.8
Selling, general, and administrative	68.2	66.7
Research and development	57.7	50.1
Share-based compensation expense before income taxes	155.6	140.6
Income tax benefit	32.4	28.0
Share-based compensation expense after income taxes	$123.2	$112.6
The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and the rights to acquire stock granted under the ESPP. The weighted-average estimated fair values of stock options and the rights to acquire stock under the ESPP, as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock under the ESPP that were granted during the three months ended March 31, 2024, and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
Stock Options
Risk-free interest rate	—	4.8%
Expected term (in years)	—	3.4
Expected volatility	—	34%
Fair value at grant date	—	$72.13
ESPP
Risk-free interest rate	4.6%	4.7%
Expected term (in years)	1.2	1.2
Expected volatility	32%	35%
Fair value at grant date	$115.48	$79.33

NOTE 11.    INCOME TAXES
Income tax expense (benefit) for the three months ended March 31, 2024, was $(8.9) million, or (1.7)% of income before taxes, compared to $61.0 million, or 14.5% of income before taxes, for the three months ended March 31, 2023.
The effective tax rates for the three months ended March 31, 2024, and 2023, differed from the U.S. federal statutory rate of 21% primarily due to the excess tax benefits associated with employee equity plans, the federal research and development credit benefit, and the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, partially offset by U.S. tax on foreign earnings and state income taxes (net of the federal benefit).
The lower effective tax rate for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to a higher tax rate benefit from excess tax benefits, as discussed below, and higher federal research and development credit benefits, partially offset by a less favorable jurisdictional earnings mix.
The Company’s provision for income taxes for the three months ended March 31, 2024, and 2023, included excess tax benefits associated with employee equity plans of $111.1 million and $22.5 million, respectively, which reduced the Company’s effective tax rate by 20.6 and 5.3 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of the Company’s stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under GAAP, which results in increased income tax expense volatility.
The Company files federal, state, and foreign income tax returns in many jurisdictions in the U.S. and OUS. Years before 2016 are considered closed for significant jurisdictions. Certain of the Company’s unrecognized tax benefits could change due to activities of various tax authorities, including evolving interpretations of existing tax laws in the jurisdictions in which the Company operates, potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they change. Due to the uncertainty related to the timing and potential outcome of audits, the Company cannot estimate the range of reasonably possible changes in unrecognized tax benefits that may occur in the next 12 months.
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
NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$544.9	$355.3
Denominator:
Weighted-average shares outstanding used in basic calculation	353.5	350.2
Add: dilutive effect of potential common shares	7.0	5.8
Weighted-average shares outstanding used in diluted calculation	360.5	356.0
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.54	$1.01
Diluted	$1.51	$1.00
Share-based compensation awards of approximately 0.9 million and 3.2 million shares for the three months ended March 31, 2024, and 2023, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition as of March 31, 2024, and results of operations for the three months ended March 31, 2024, and 2023, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Statements using words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to future results of operations, future financial condition, the expected impacts of COVID-19 on our business, financial condition, and results of operations, our financing plans and future capital requirements, our potential tax assets or liabilities, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: the overall macroeconomic environment, which may impact customer spending and our costs, including the levels of inflation and interest rates; the conflict in Ukraine; conflicts in the Middle East, including Israel; disruption to our supply chain, including increased difficulties in obtaining a sufficient supply of materials; curtailed or delayed capital spending by hospitals; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that COVID-19 could lead to material delays and cancellations of, or reduced demand for, procedures; delays in surgeon training; delays in gathering clinical evidence; delays in obtaining new product approvals, clearances, or certifications from the United States (“U.S.”) Food and Drug Administration (“FDA”), comparable regulatory authorities, or notified bodies; the risk of our inability to comply with complex FDA and other regulations, which may result in significant enforcement actions; regulatory approvals, clearances, certifications, and restrictions or any dispute that may occur with any regulatory body; guidelines and recommendations in the healthcare and patient communities; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and customer acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions; intellectual property positions and litigation; risks associated with our operations and any expansion outside of the U.S.; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole- and single-sourced suppliers; the results of legal proceedings to which we are or may become a party, including, but not limited to, product liability claims; adverse publicity regarding us and the safety of our products and adequacy of training; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements; and other risks and uncertainties, including those listed under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated by our other filings with the Securities and Exchange Commission (“SEC”). Our actual results may differ materially and adversely from those expressed in any forward-looking statement, and we undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci Si®, da Vinci X®, da Vinci Xi®, da Vinci 5™, da Vinci SP®, Advanced Insights Suite™, Case Insights™, EndoWrist®, Firefly®, Intuitive Learning™, Intuitive 3D Models™, Intuitive Hub™, Insights Engine™, Ion®, My Intuitive™, OnSite®, SimNow®, SureForm®, and SynchroSeal® are trademarks or registered trademarks of the Company.

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
We bring nearly three decades of experience and technical innovation to our robotic-assisted surgical solutions. While surgery and acute interventions have improved significantly in the past few decades, there remains a significant need for better outcomes and decreased variability of these outcomes across care teams. The current healthcare environment continues to stress critical resources, including the professionals who staff care teams: surgeons, anesthesiologists, nurses, and other staff. At the same time, governments continue to strain to cover the healthcare needs of their populations and demand lower total cost per patient to treat disease. In the face of these challenges, we believe scientific and technological advances in biology, computing, imaging, algorithms, and robotics may offer new methods to solve continued and difficult problems.
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
Open surgery remains a prevalent form of surgery and is used in almost every area of the body. However, the large incisions required for open surgery create trauma to patients, typically resulting in longer hospitalization and recovery times, increased hospitalization costs, and additional pain and suffering relative to minimally invasive surgery (“MIS”), where MIS is available. For over four decades, MIS has reduced trauma to patients by allowing selected surgeries to be performed through small ports rather than large incisions. MIS has been widely adopted for certain surgical procedures.
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
Our da Vinci products fall into five broad categories: da Vinci surgical systems, da Vinci instruments and accessories, da Vinci stapling, da Vinci energy, and da Vinci vision, including Firefly fluorescence imaging systems and da Vinci endoscopes. We also provide a comprehensive suite of systems, learning, and services offerings. Digitally enabled for nearly three decades, these three offerings aim to decrease variability by providing dependable, consistent functionality and an integrated user experience. Our systems category includes robotic platforms, software, vision, energy, and instruments and accessories. Our learning category includes learning and enabling technology, such as simulation and telepresence as well as technical training programs and personalized peer-to-peer learning opportunities. Our services category assists and optimizes minimally invasive programs through readiness, on-demand support, consultation for minimally invasive program optimization, and hospitals customized analytics. Within our integrated ecosystem, our focus is to decrease variability in surgery by offering actionable insights, with digital solutions, to take action with the potential to improve outcomes, personalize learning, and optimize efficiency. We take a holistic approach, offering intelligent technology and systems designed to work together to make MIS intervention more available and applicable.
We have commercialized the following da Vinci surgical systems: the da Vinci standard surgical system in 1999, the da Vinci S surgical system in 2006, the da Vinci Si surgical system in 2009, the fourth-generation da Vinci Xi surgical system in 2014, and the fifth-generation da Vinci 5 surgical system in 2024. We extended our fourth-generation platform by adding the da Vinci X surgical system, commercialized in 2017, and the da Vinci SP surgical system, commercialized in 2018. The da Vinci SP surgical system accesses the body through a single incision, while the other da Vinci surgical systems access the body through multiple incisions. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
We are in the early stages of launching our da Vinci SP surgical system, and we have an installed base of 201 da Vinci SP surgical systems as of March 31, 2024. We have received FDA clearance for the da Vinci SP surgical system for urologic and certain transoral procedures. We have received regulatory clearance in South Korea, where the da Vinci SP surgical system may be used for a broad set of procedures, and in Japan, where the da Vinci SP surgical system may be used for the same set of procedures as can be performed on the da Vinci Xi surgical system in Japan. In January 2024, we obtained the European certification in accordance with Regulation (EU) 2017/745 of the European Parliament and of the Council of 5 April 2017 on medical devices (the “EU MDR”) for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, and breast surgical procedures. We plan to commercialize the da Vinci SP surgical system in select major European countries throughout 2024 as part of a measured rollout strategy. We plan to seek FDA clearances for additional indications for the da Vinci SP surgical system over time. We also plan to seek clearances (including for additional indications) in other OUS markets over time. The success of the da Vinci SP surgical system is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances.
In March 2024, we obtained FDA clearance for da Vinci 5, the company’s next-generation multi-port robotic system, for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications. We are in the early stages of launching our da Vinci 5 surgical system, and we have an installed base of 8 da Vinci 5 surgical systems as of March 31, 2024. We plan a phased launch over several quarters, giving us time to mature our supply and manufacturing processes for the new system. Additionally, we are in the regulatory process in Japan and South Korea for da Vinci 5.
We offer approximately 70 different multi-port da Vinci instruments to provide surgeons with flexibility in choosing the types of tools needed to perform a particular surgery. These multi-port instruments are generally robotically controlled and provide end effectors (tips) that are similar to those used in either open or laparoscopic surgery. We offer advanced instrumentation for the da Vinci X, da Vinci Xi, and da Vinci 5 surgical systems, including da Vinci energy and da Vinci stapler products, to provide surgeons with sophisticated, computer-aided tools to precisely and efficiently interact with tissue. The da Vinci X, da Vinci Xi, and da Vinci 5 surgical systems generally share the same instruments, whereas the da Vinci Si surgical system uses instruments that are not compatible with the da Vinci X, da Vinci Xi, or da Vinci 5 systems. Additionally, we have introduced a unique set of force feedback instruments that are only compatible with our da Vinci 5 surgical system. We also currently offer nine core instruments on our da Vinci SP surgical system. We plan to expand the da Vinci SP instrument offering over time.
Our learning and enabling technology offerings facilitate access to education and training on our products. Our enabling technologies include telepresence and Advanced Insights Suite (which includes Case Insights and Insights Engine), and our learning technology solutions include Intuitive Learning, SimNow, customized training models, remote case observations, and remote proctoring.
In 2019, the FDA cleared our Ion endoluminal system, which is a flexible, robotic-assisted, catheter-based platform that utilizes instruments and accessories for which the first cleared indication is minimally invasive biopsies in the lung. Our Ion system extends our commercial offering beyond surgery into diagnostic, endoluminal procedures. The system features an ultra-thin, ultra-maneuverable catheter that can articulate 180 degrees in all directions and allows navigation far into the peripheral lung and provides the stability necessary for precision in a biopsy. Many suspicious lesions found in the lung may be small and difficult to access, which can make diagnosis challenging, and Ion helps physicians obtain tissue samples from deep within the lung, which could help enable earlier diagnosis. Regulatory clearances for our Ion endoluminal system outside of the U.S. (“OUS”) include European certification in accordance with the EU MDR, which was received in March 2023, regulatory clearance in South Korea, which was received in September 2023, and National Medical Products Administration (“NMPA”) regulatory clearance in China, which was received in March 2024. We plan to seek additional clearances, approvals, and certifications for the Ion endoluminal system in OUS markets over time.
The success of new product introductions depends on a number of factors including, but not limited to, pricing, competition, market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction.
Macroeconomic Environment
Uncertainty surrounding macroeconomic and geopolitical factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, higher interest rates, instability in the global financial markets, significant disruptions in the commodities’ markets as a result of the conflict between Russia and Ukraine and conflicts in the Middle East, including Israel, and the introduction of or changes in tariffs or trade barriers may result in a recession, which could have a material adverse effect on our business.
Supply chain constraints eased but did not fully recover in the first quarter of 2024, despite improvements in the market conditions initially faced in 2022. Notably, the supply of semiconductor materials, packaging materials, and plastics materials remained stable, while certain residual stresses remain, particularly for engineered materials and related mechanical components. Additionally, prices of materials remain elevated from historical levels due to market demand or production-related cost inflation. With higher interest rates, access to credit is more difficult, and any insolvency of certain suppliers, including sole- and single-sourced suppliers, may have heightened continuity risks. We are actively engaged in activities to seek to mitigate the impact of any supply chain disruptions on our operations.
Supply of engineered materials and general market stress, particularly on labor- or capital-intensive manufacturing operations that produce our materials, have resulted in, and will continue to cause, inflationary cost pressure in our supply chain. To date, these supply chain challenges have not materially impacted our results of operations or ability to deliver products and services to our customers. However, supply constraints with certain materials, which may be unavoidable, could delay the timing of finished product deliveries, which could result in deferred or canceled procedures. Additionally, if inflationary pressures in component costs persist, we may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures.
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
A number of hospitals continue to experience challenges with staffing and cost pressures that could affect their ability to provide patient care. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, higher interest rates make access to credit more expensive, and fiscal stimulus programs enacted during the COVID-19 pandemic wind down. Hospitals may also be adversely affected by the liquidity concerns in the broader financial services industry. In addition, as overall competition for medical technologies, including robotic-assisted devices and treatment options, progresses in various markets, we will likely experience longer selling cycles and pricing pressures. Any or all of these factors could negatively impact the number of da Vinci procedures performed or the number of system placements and have a material adverse effect on our business, financial condition, or results of operations.
COVID-19 Pandemic
COVID-19 has had a negative impact on our procedure volumes during periods with COVID-19 outbreaks due to patient delays in both the diagnosis and treatment of diseases. While such delays have negatively impacted our procedure volumes in periods with COVID-19 outbreaks, we believe that these delays have also resulted in increased procedure volumes during those periods following such outbreaks, due to the creation of patient treatment backlogs.
In January 2023, COVID-19 resurgences in China negatively impacted our procedure volumes in the region. However, as infections and hospitalization decreased in February 2023 and March 2023, our procedure volumes recovered. We did not experience significant procedure volume disruptions due to COVID-19 outbreaks in any of our markets during the remainder of 2023. Instead, throughout 2023, we saw a positive impact on procedure volumes and believe that such positive impacts were partially attributable to patients who had deferred treatment returning for diagnosis and treatment.
During the first quarter of 2024, we did not experience procedure volume disruptions due to COVID-19. We also believe that a large portion of the patients in the backlog that required treatment during the COVID-19 pandemic have now been treated. Therefore, we expect that the impact of patient backlogs will be less significant on procedure volumes in 2024 than in the prior year.
We expect the depth and extent to which any further COVID-19 outbreaks impact individual markets to vary based on the availability of intensive care units and operating rooms and medical staff, as well as other government interventions. Additionally, COVID-19 has, and may continue to, contribute to hospital staffing shortages, which impacts hospitals’ ability to provide patient care and, in some cases, results in the deferral of elective surgeries.
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
The da Vinci surgical system generally sells for between $0.7 million and $3.1 million, depending on the model, configuration, and geography, and represents a significant capital equipment investment for our customers when purchased. Our instruments and accessories have limited lives and will either expire or wear out as they are used in surgery, at which point they need to be replaced. We generally earn between $800 and $3,600 of instruments and accessories revenue per surgical procedure performed, depending on the type and complexity of the specific procedures performed and the number and type of instruments used. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $80,000 and $225,000, depending on the configuration of the underlying system and the composition of the services offered under the contract. Our system sale arrangements generally include a five-year period of service, with the first year of service provided for free. These service contracts have generally been renewed at the end of the initial contractual service periods.
We generate revenue from our Ion endoluminal system in a business model consistent with the da Vinci surgical system model described above. We generate revenue from the placement of Ion systems, in sales or sales-type lease arrangements where revenue is recognized up-front or in fixed-payment or usage-based operating lease arrangements where revenue is recognized over time. We earn recurring revenue from the sales of instruments, accessories, and services, as well as revenue from operating leases. The Ion endoluminal system generally sells for between $500,000 and $675,000. Our instruments and accessories have limited lives and will either expire or wear out as they are used in procedures, at which point they need to be replaced. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $55,000 and $70,000.
Additionally, as part of our ecosystem of products and services, we provide a portfolio of learning offerings and digital solutions. We do not currently generate material revenue from these offerings.
Recurring Revenue
Recurring revenue consists of instruments and accessories revenue, service revenue, and operating lease revenue. Recurring revenue increased to $5.94 billion, or 83% of total revenue in 2023, compared to $4.92 billion, or 79% of total revenue in 2022, and $4.3 billion, or 75% of total revenue in 2021.
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
Systems Revenue
System placements are driven by procedure growth in most markets. In some markets, system placements are constrained by regulation. In geographies where da Vinci procedure adoption is in an early stage or system placements are constrained by regulation, system sales will precede procedure growth. System placements also vary due to seasonality, largely aligned with hospital budgeting cycles. On an annual basis, we typically place a higher proportion of systems in the fourth quarter and a lower proportion in the first quarter as customer budgets are reset. Systems revenue is also affected by the proportion of system placements under operating lease arrangements, recurring fixed-payment and usage-based operating lease revenue, Lease Buyouts, product mix, ASPs, trade-in activities, customer mix, and specified-price trade-in rights. We generally do not provide specified-price trade-in rights or upgrade rights at the time of a system purchase. However, we expect that the number of arrangements that may contain these specified-price trade-in rights will increase as we continue the phased launch of our next-generation multi-port platform, da Vinci 5. Systems revenue remained flat at $1.68 billion in 2023. Systems revenue declined 1% to $1.68 billion in 2022. Systems revenue grew 44% to $1.69 billion in 2021.
Procedure Mix / Products
Our da Vinci surgical systems are generally used for soft tissue surgery for areas of the body between the pelvis and the neck, primarily in general, gynecologic, urologic, cardiothoracic, and head and neck surgeries. Within these categories, procedures range in complexity from cancer and other highly complex procedures to less complex procedures for benign conditions. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex procedures for benign conditions. Thus, hospitals are more sensitive to the costs associated with treating less complex, benign conditions. Our strategy is to provide hospitals with attractive clinical and economical solutions across the spectrum of procedure complexity. Our fully featured da Vinci Xi and da Vinci 5 surgical systems with advanced instruments (including da Vinci energy and EndoWrist and SureForm stapler products) and our Integrated Table Motion product targets the more complex procedure segment. Our da Vinci X surgical system is targeted toward price-sensitive markets and procedures. Our da Vinci SP surgical system complements the da Vinci X, da Vinci Xi, and da Vinci 5 surgical systems by enabling surgeons to access narrow workspaces.
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
Distribution Channels
We provide our products through direct sales organizations in the U.S., Europe (excluding Italy, Spain, Portugal, Greece, and Eastern European countries), China (through our majority-owned joint ventures, Intuitive Surgical-Fosun Medical Technology (Shanghai) Co., Ltd. and Intuitive Surgical-Fosun (HongKong) Co., Ltd. (collectively, the “Joint Venture”), with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”)), Japan, South Korea, India, Taiwan, and Canada. In the remainder of our OUS markets, we provide our products through distributors.
Regulatory Activities
Overview
Our products must meet the requirements of a large and growing body of international standards that govern the product safety, efficacy, advertising, labeling, safety reporting design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use, and disposal of our products. Examples of such standards include electrical safety standards, such as those of the International Electrotechnical Commission, and composition standards, such as the Reduction of

Hazardous Substances and the Waste Electrical and Electronic Equipment Directives in the European Union (“EU”). Failure to meet these standards could limit our ability to market our products in those regions that require compliance with such standards.
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
Clearances, Approvals, and Certifications
We have generally obtained the regulatory clearances, approvals, and certifications required to market our products associated with our da Vinci multi-port surgical systems (da Vinci S, da Vinci Si, da Vinci Xi, da Vinci X, and da Vinci 5 systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. Since 2022, we have obtained regulatory clearances, approvals, and certifications for the following products:
•In April 2024, we obtained FDA clearance to extend the number of uses of our catheter instrument used with our Ion endoluminal system from five to eight uses.
•In March 2024, we obtained FDA clearance for da Vinci 5, our next-generation multi-port robotic system, for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications as well as one contraindication related to the use of force feedback in hysterectomy and myomectomy procedures. Da Vinci 5 will initially be available to a small number of customers in the U.S. who collaborated with us during the development period and those with mature robotic surgery programs. We will work with surgeons at these initial sites to generate additional data on the system’s use before a wider commercial introduction.
•In March 2024, we received NMPA regulatory clearance for our Ion endoluminal system in China. We plan to launch the Ion endoluminal system in a measured fashion later in 2024 in China while we optimize training pathways and our supply chain as well as collect additional clinical data. In September 2023, we received regulatory clearance in South Korea for our Ion endoluminal system. We expect the introduction of the Ion system in South Korea to follow the refinement of our training pathways in the region and the gathering of local clinical and economic data. In March 2023, we obtained the European certification in accordance with the EU MDR for our Ion endoluminal system. In Europe, we are initially focusing on the United Kingdom (“UK”) market and on the collection of clinical data in support of our European reimbursement strategy. We expect to launch the Ion system into other European markets later in 2024. Our Ion system previously received FDA clearance in the U.S. in February 2019.
•In January 2024, we obtained the European certification in accordance with the EU MDR for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, and breast surgical procedures. We plan to commercialize the da Vinci SP surgical system in select major European countries throughout 2024 as part of a measured rollout strategy. In September 2022, we obtained regulatory clearance for our da Vinci SP surgical system in Japan for use in general surgeries, thoracic surgeries (excluding cardiac procedures and intercostal approaches), urologic surgeries, gynecologic surgeries, and transoral head and neck surgeries.
•In August 2023, following approval by China’s NMPA for a local version of our da Vinci Xi surgical system in June 2023, our Intuitive-Fosun Pharma Joint Venture received a manufacturing license that permits the Joint Venture to manufacture our da Vinci Xi surgical system for sale to customers in China.
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
•In March 2022, we received regulatory clearance in China to market our da Vinci Endoscope Plus. We have also received regulatory clearances in Japan and South Korea to market our da Vinci Endoscope Plus in May 2020 and December 2019, respectively. In July 2019, we obtained FDA clearance for our da Vinci Endoscope Plus, and in June 2019, we obtained European certification for our da Vinci Endoscope Plus for the da Vinci Xi and da Vinci X surgical systems.
•In February 2022, we received regulatory clearance in China to market both our 12 mm SureForm 45 Stapler and SureForm 60 Stapler and corresponding reloads.
•In January 2022, we received regulatory clearance in China to market our da Vinci Vessel Sealer Extend with up to 7 mm vascular indications.
Refer to the descriptions of our new products that received regulatory clearances, approvals, or certifications in 2024, 2023, and 2022 in the Recent Product Introductions section below.
In June 2023, the China National Health Commission published the 14th five-year plan quota for major medical equipment to be sold in China on its official website (the “2023 Quota”). Under the 2023 Quota, the government will allow for the sale of 559 new surgical robots into China, which could include da Vinci surgical systems as well as surgical systems introduced by others. As of March 31, 2024, including systems that were sold in prior quarters, we have placed 86 da Vinci surgical systems under the 2023 Quota. Future sales of da Vinci surgical systems under this and any previously published open quotas are uncertain, as they are open to other medical device companies that have introduced robotic-assisted surgical systems and are dependent on hospitals completing a tender process and receiving associated approvals. Also, our ability to track the number of systems that could be sold under these quotas in the future will be limited by provincial and national agencies making such information publicly available.
Since 2022, several provinces in China have implemented significant limits on what hospitals can charge patients for surgeries using robotic surgical technology, including soft tissue surgery and orthopedics. These limits have significantly impacted the number of procedures performed and have impacted our instruments and accessories revenue in those provinces. As of the date of this report, these limits have not had a material impact on our business, financial condition, or results of operations, as only a small portion of our installed base in China is currently located in the impacted provinces. Companies providing robotic surgical technology, including our Joint Venture in China, have been meeting with Chinese government healthcare agencies to discuss these developments and to provide feedback. We cannot assure you that additional provincial or national healthcare agencies and administrations will not impose similar limits, and we expect to continue to face increased pricing pressure, both of which could further impact the number of procedures performed and our instruments and accessories revenue in China.
The Japanese Ministry of Health, Labor, and Welfare (“MHLW”) considers reimbursement for procedures in April of even-numbered years. The process for obtaining reimbursement requires Japanese university hospitals and surgical societies, with our support, to seek reimbursement. There are multiple pathways to obtain reimbursement for procedures, including those that require in-country clinical and economic data. In April 2012 and April 2016, the MHLW granted reimbursement status for prostatectomy and partial nephrectomy, respectively. Most prostatectomies and partial nephrectomies were open procedures prior to da Vinci reimbursement. Da Vinci procedure reimbursement for prostatectomy and partial nephrectomy procedures are higher than open and conventional laparoscopic procedure reimbursements. An additional 12 da Vinci procedures were granted reimbursement in April 2018, including hysterectomy, for both malignant and benign conditions, gastrectomy, low anterior resection, and lobectomy for malignant conditions, and an additional seven da Vinci procedures were granted reimbursement in April 2020. An additional eight da Vinci procedures were granted reimbursement in April 2022, including colon resection. In addition, we received higher reimbursement for da Vinci gastrectomy procedures, as compared to open and conventional laparoscopic procedure reimbursements. An additional five da Vinci procedures were granted reimbursement in April 2024, including lobectomy for benign conditions. In addition, we received higher reimbursement for certain da Vinci rectal resection procedures, as compared to open procedure reimbursements. The additional reimbursed procedures have varying levels of conventional laparoscopic penetration and will generally be reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these additional procedures, there can be no assurance that the adoption pace for these procedures will be similar to prostatectomy or partial nephrectomy, given their higher reimbursement, or any other da Vinci procedure.

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
In 2023, approximately 2,286,000 surgical procedures were performed with da Vinci surgical systems, compared to approximately 1,875,000 and 1,594,000 surgical procedures performed with da Vinci surgical systems in 2022 and 2021, respectively. The increase in our overall procedure volume in 2023 was largely attributable to growth in U.S. general surgery, OUS urologic surgery, OUS general surgery (particularly cancer), and U.S. gynecologic surgery procedures. The overall procedure volumes in the comparative 2022 and 2021 years reflect the disruption caused by the COVID-19 pandemic in 2022 and 2021.
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
In 2023, approximately 53,800 biopsy procedures were performed with Ion systems, compared to approximately 23,500 in 2022 and approximately 7,400 in 2021. The increase in our overall procedure volume in 2023 reflects a larger installed base of approximately 534 systems, an increase of 66% compared to the installed base of approximately 321 systems as of 2022. Currently, the vast majority of Ion biopsy procedures are performed in the U.S.

Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 16% for the three months ended March 31, 2024, compared to approximately 26% for the three months ended March 31, 2023. We believe that the growth in the comparative first quarter 2023 procedure results for both U.S. and OUS procedures partially reflected a benefit from procedures performed related to the backlog of patient treatments that resulted from COVID-19, as noted in the COVID-19 Pandemic section above. The first quarter 2024 procedure growth was largely attributable to growth in U.S. general surgery, OUS general surgery (particularly cancer), OUS urologic surgery, and U.S. gynecologic surgery.
U.S. Procedures. U.S. da Vinci procedures grew approximately 14% for the three months ended March 31, 2024, compared to approximately 26% for the three months ended March 31, 2023. The first quarter 2024 U.S. procedure growth was largely attributable to strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and colorectal procedures. The number of U.S. bariatric procedures performed was flat in the first quarter of 2024 as compared with the first quarter of 2023. It is unclear whether the stalled growth in U.S. bariatric procedures is a temporary pause as patients evaluate new drug therapies or if growth in U.S. bariatric procedures will resume in future periods. Growth in the more mature gynecologic procedure category was more moderate in the first quarter of 2024 as compared to the first quarter of 2023.
OUS Procedures. OUS da Vinci procedures grew approximately 20% for the three months ended March 31, 2024, compared to approximately 28% for the three months ended March 31, 2023. The first quarter 2024 OUS procedure growth was driven by growth in general surgery procedures (particularly colorectal and hernia repair), urologic procedures, including prostatectomies and partial nephrectomies, and gynecologic procedures. The first quarter 2024 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. We saw strong procedure growth in China, Germany, and the UK during the first quarter of 2024. In China, the strong procedure growth rate was partially attributable to the disruption caused by COVID-19 outbreaks in the comparative 2023 procedure results. We believe that growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures as well as increased surgeon training.
System Demand
We placed 313 da Vinci surgical systems in the first quarter of 2024, compared to 312 systems in the first quarter of 2023. The increase in system placements reflects an increase in demand for additional capacity by our customers as a result of procedure growth, partially offset by a smaller number of third-generation da Vinci systems available for trade-in.
We continue to see our customers challenged by staffing shortages, inflation, debt servicing costs, and other financial pressures, particularly in the U.S. As a result, we expect our customers to continue to be cautious in their overall capital spending. In addition, system demand in China has been impacted by increasing robotic-assisted surgical system competition from domestic competitors as well as a broader central government focus on systematic governance. Targeting the healthcare sector, this campaign was initially launched by the Chinese government in July 2023 and has resulted in heightened scrutiny by medical institutions with respect to initiating tenders, with some tenders being canceled or delayed without a timeline. In the first quarter of 2024, the effect of this campaign contributed to fewer systems being placed in China. Currently, the extent of the impact of this campaign on our business remains uncertain.
We expect that future placements of da Vinci surgical systems will be impacted by a number of factors: supply chain risks; economic and geopolitical factors; inflationary pressures; high interest rates; hospital staffing shortages; procedure growth rates; evolving system utilization and point-of-care dynamics; capital replacement trends, including a declining number of older generation systems available for trade-in transactions; additional reimbursements in various global markets, such as in Japan; the timing around governmental tenders and authorizations, as well as governmental actions impacting the tender process, such as the governance campaign in China; hospitals’ response to the evolving healthcare environment; the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci Xi, da Vinci X, da Vinci SP, and da Vinci 5 surgical systems and related instruments; and the market response.
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

Recent Product Introductions
Da Vinci 5. In March 2024, we obtained FDA clearance for da Vinci 5, our next-generation multi-port robotic system, for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications as well as one contraindication related to the use of force feedback in hysterectomy and myomectomy procedures. Da Vinci 5 builds on da Vinci Xi’s highly functional design, featuring force feedback technology and instruments that enable surgeons to sense and measure the force exerted on tissue during surgery. It also includes new surgeon controllers, powerful vibration and tremor controls, a next-generation 3D display and image system, and throughput and workflow enhancements such as an integrated electrosurgical unit and insufflation capabilities technology. Da Vinci 5 has more than 10,000 times the computing power of da Vinci Xi, allowing for innovative new system capabilities and advanced digital experiences, including integration with our My Intuitive app, SimNow (virtual reality simulator), Case Insights (computational observer), and Intuitive Hub (edge computing system). Additionally, the redesigned console provides greater surgeon comfort with customizable positioning, allowing surgeons to find their best fit for surgical viewing and comfort, including the ability to sit completely upright.
E-200 Generator. In November 2022, we obtained FDA clearance for the E-200 generator. In July 2023, we received regulatory clearance for our E-200 generator in Japan and South Korea. The E-200 generator is an advanced electrosurgical generator designed to provide high-frequency energy for cutting, coagulation, and vessel sealing of tissues. The E-200 generator is integrated with the da Vinci 5 surgical system, is compatible with the da Vinci Xi and X surgical systems, and can also function as a standalone electrosurgical generator. When connected to a da Vinci system, the E-200 delivers high-frequency energy to da Vinci instruments, with control and status messages communicated through an Ethernet cable. The E-200 generator is also compatible with third-party handheld monopolar and bipolar instruments, as well as fingerswitch-equipped instruments and Intuitive-provided auxiliary footswitches. The E-200 generator includes the same advanced energy capability as the E-100 generator and supports the same vessel sealing instruments.
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

First Quarter 2024 Operational and Financial Highlights
•Total revenue increased by 11% to $1.89 billion for the three months ended March 31, 2024, compared to $1.70 billion for the three months ended March 31, 2023.
•Approximately 627,000 da Vinci procedures were performed during the three months ended March 31, 2024, an increase of 16% compared to approximately 540,000 da Vinci procedures for the three months ended March 31, 2023.
•Approximately 19,500 Ion procedures were performed during the three months ended March 31, 2024, an increase of 90% compared to approximately 10,200 Ion procedures for the three months ended March 31, 2023.
•Instruments and accessories revenue increased by 18% to $1.16 billion for the three months ended March 31, 2024, compared to $0.99 billion for the three months ended March 31, 2023.
•Systems revenue decreased by 2% to $418 million for the three months ended March 31, 2024, compared to $427 million during the three months ended March 31, 2023, primarily as a function of a higher proportion of da Vinci system placements under operating leases.
•During the three months ended March 31, 2024, we placed 313 da Vinci surgical systems compared to 312 systems during the three months ended March 31, 2023.
•As of March 31, 2024, we had a da Vinci surgical system installed base of approximately 8,887 systems, an increase of 14% compared to an installed base of approximately 7,779 systems as of March 31, 2023.
•Utilization of da Vinci surgical systems, measured in terms of procedures per system per year, increased 2% relative to the first quarter of 2023.
•During the three months ended March 31, 2024, we placed 70 Ion systems compared to 55 systems during the three months ended March 31, 2023.
•As of March 31, 2024, we had an Ion system installed base of approximately 604 systems, an increase of 61% compared to an installed base of approximately 376 systems as of March 31, 2023.
•Gross profit as a percentage of revenue was 65.9% for the three months ended March 31, 2024, compared to 65.6% for the three months ended March 31, 2023.
•Operating income increased by 21% to $469 million for the three months ended March 31, 2024, compared to $388 million during the three months ended March 31, 2023. Operating income included $156 million and $141 million of share-based compensation expense related to employee stock plans and $5.1 million and $5.0 million of intangible asset-related charges for the three months ended March 31, 2024, and 2023, respectively.
•As of March 31, 2024, we had $7.32 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments decreased by $0.02 billion, compared to $7.34 billion as of December 31, 2023, primarily as a result of cash used for capital expenditures and taxes paid related to net share settlements of equity awards, offset by cash provided by operating activities and proceeds from stock option exercises and employee stock purchases.

Results of Operations
The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements (“Financial Statements”) and Notes thereto.
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended March 31,
	2024	% of Total Revenue	2023	% of Total Revenue
Revenue:
Product	$1,577.1	83%	$1,413.0	83%
Service	313.5	17%	283.2	17%
Total revenue	1,890.6	100%	1,696.2	100%
Cost of revenue:
Product	554.4	29%	493.0	29%
Service	90.8	5%	90.2	5%
Total cost of revenue	645.2	34%	583.2	34%
Product gross profit	1,022.7	54%	920.0	54%
Service gross profit	222.7	12%	193.0	12%
Gross profit	1,245.4	66%	1,113.0	66%
Operating expenses:
Selling, general and administrative	491.5	26%	480.5	28%
Research and development	284.5	15%	244.9	15%
Total operating expenses	776.0	41%	725.4	43%
Income from operations	469.4	25%	387.6	23%
Interest and other income, net	69.1	4%	34.2	2%
Income before taxes	538.5	29%	421.8	25%
Income tax expense (benefit)	(8.9)	—%	61.0	4%
Net income	547.4	29%	360.8	21%
Less: net income attributable to noncontrolling interest in joint venture	2.5	—%	5.5	—%
Net income attributable to Intuitive Surgical, Inc.	$544.9	29%	$355.3	21%
Total Revenue
Total revenue increased by 11% to $1.89 billion for the three months ended March 31, 2024, compared to $1.70 billion for the three months ended March 31, 2023, resulting from 18% higher instruments and accessories revenue and 11% higher service revenue, partially offset by 2% lower systems revenue.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 26% and 24% for the three months ended March 31, 2024, and March 31, 2023, respectively. We generally sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations, as determined by comparing current period revenue in USD to current period revenue in local currency using the same foreign exchange rates as the prior year same period, net of the impacts from foreign currency hedging, had an unfavorable impact on OUS total revenue of $11 million for the three months ended March 31, 2024. Foreign currency rate fluctuations, net of the impacts from foreign currency hedging, had an unfavorable impact on OUS total revenue of $34 million for the three months ended March 31, 2023.
Revenue generated in the U.S. accounted for 66% and 65% of total revenue in the three months ended March 31, 2024, and March 31, 2023. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.

The following table summarizes our revenue and system unit placements for the three months ended March 31, 2024, and 2023, respectively (in millions, except percentages and unit placements):

	Three Months Ended March 31,
	2024	2023
Revenue
Instruments and accessories	$1,158.9	$985.6
Systems	418.2	427.4
Total product revenue	1,577.1	1,413.0
Services	313.5	283.2
Total revenue	$1,890.6	$1,696.2

U.S.	$1,238.5	$1,109.9
OUS	652.1	586.3
Total revenue	$1,890.6	$1,696.2
% of Revenue – U.S.	66%	65%
% of Revenue – OUS	34%	35%

Instruments and accessories	$1,158.9	$985.6
Services	313.5	283.2
Operating lease revenue	148.0	112.0
Total recurring revenue	$1,620.4	$1,380.8
% of Total revenue	86%	81%

Da Vinci Surgical System Placements by Region
U.S. unit placements	148	141
OUS unit placements	165	171
Total unit placements*	313	312
*Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	65	69
*Systems placed under usage-based operating lease arrangements (included in total unit placements)	94	62

Da Vinci Surgical System Placements involving System Trade-ins
Unit placements involving trade-ins	29	67
Unit placements not involving trade-ins	284	245

Ion System Placements**	70	55
**Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	26	15
**Systems placed under usage-based operating lease arrangements (included in total unit placements)	13	16
Product Revenue
Product revenue increased by 12% to $1.58 billion for the three months ended March 31, 2024, compared to $1.41 billion for the three months ended March 31, 2023.
Instruments and accessories revenue increased by 18% to $1.16 billion for the three months ended March 31, 2024, compared to $0.99 billion for the three months ended March 31, 2023. The increase in instruments and accessories revenue was primarily driven by approximately 16% higher da Vinci procedure volume and approximately 90% higher Ion procedure volume as well as higher pricing, partially offset by customer buying patterns. The first quarter 2024 U.S. da Vinci procedure growth was approximately 14%, driven by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and colorectal procedures. The number of U.S. bariatric procedures performed was flat in the first quarter of 2024 as compared with the first quarter of 2023. It is unclear whether the stalled growth in U.S. bariatric procedures is a temporary pause as patients evaluate new drug therapies or if growth in U.S. bariatric procedures will resume in future periods. Growth in the more mature gynecologic procedure category was more moderate in the first quarter of 2024 as compared to the first quarter of 2023. The first quarter 2024 OUS da Vinci procedure growth was approximately 20%, driven by growth in general surgery procedures (particularly colorectal and hernia repair), urologic procedures, including prostatectomies and partial nephrectomies, and gynecologic procedures. Geographically, the first quarter 2024 OUS da Vinci procedure growth was driven by several markets with particular strength in China, Germany, and the UK. In China, the strong procedure growth rate was partially attributable to the disruption caused by COVID-19 outbreaks in the comparative 2023 procedure results.
Systems revenue was $418 million for the three months ended March 31, 2024, compared to $427 million for the three months ended March 31, 2023. The lower first quarter 2024 system revenue was primarily driven by a higher proportion of da Vinci system placements under operating leases (partially offset by more systems placements), lower first quarter 2024 ASPs, and lower sales-type lease revenue, partially offset by higher operating lease revenue.
During the first quarter of 2024, 313 da Vinci surgical systems were placed compared to 312 systems during the first quarter of 2023. By geography, 148 systems were placed in the U.S., 84 in Europe, 56 in Asia, and 25 in other markets during the first quarter of 2024, compared to 141 systems placed in the U.S., 101 in Europe, 56 in Asia, and 14 in other markets during the first quarter of 2023. The increase in system placements was primarily driven by an increase in demand for additional capacity by our customers as a result of procedure growth, partially offset by a smaller number of third-generation da Vinci systems available for trade-in. As of March 31, 2024, we had a da Vinci surgical system installed base of approximately 8,887 systems, compared to an installed base of approximately 7,779 systems as of March 31, 2023. The incremental system installed base reflects continued procedure growth and further customer validation that robotic-assisted surgery addresses their quadruple aim objectives.
The following table summarizes our da Vinci system placements and systems installed at customers under leasing arrangements for three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
Da Vinci System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	65	69
Usage-based operating lease arrangements	94	62
Total da Vinci system placements under operating lease arrangements	159	131
% of Total da Vinci system placements	51%	42%
Sales-type lease arrangements	6	14
Total da Vinci system placements under leasing arrangements	165	145

Da Vinci System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	1,223	1,052
Usage-based operating lease arrangements	1,112	728
Total da Vinci system installed base under operating leasing arrangements	2,335	1,780
Operating lease revenue, including the contribution from Ion systems, was $148 million for the three months ended March 31, 2024, of which $70 million was variable lease revenue related to usage-based arrangements, compared to $112 million for the three months ended March 31, 2023, of which $46 million was variable lease revenue relating to usage-based arrangements. Revenue from Lease Buyouts was $29 million for the three months ended March 31, 2024, compared to $24 million for the three months ended March 31, 2023. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise buyout options embedded in their leases.
The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements, Ion systems, and the impact of specified-price trade-in rights, was approximately $1.38 million for the three months ended March 31, 2024, compared to approximately $1.47 million for the three months ended March 31, 2023. The lower first quarter 2024 ASP was largely driven by unfavorable geographic mix, higher pricing discounts, unfavorable product mix, and foreign currency impacts, partially offset by fewer trade-ins. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.

During the first quarter of 2024, 70 Ion systems were placed compared to 55 systems during the first quarter of 2023. The increase in system placements was primarily driven by the demand for additional capacity by our customers due to the procedure growth. As of March 31, 2024, we had an Ion system installed base of approximately 604 systems, compared to an installed base of approximately 376 systems as of March 31, 2023.
The following table summarizes our Ion system placements and systems installed at customers under leasing arrangements for three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
Ion System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	26	15
Usage-based operating lease arrangements	13	16
Total Ion system placements under operating lease arrangements	39	31
% of Total Ion system placements	56%	56%
Sales-type lease arrangements	—	3
Total Ion system placements under leasing arrangements	39	34

Ion System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	111	78
Usage-based operating lease arrangements	133	77
Total Ion system installed base under operating leasing arrangements	244	155
Service Revenue
Service revenue increased by 11% to $314 million for the three months ended March 31, 2024, compared to $283 million for the three months ended March 31, 2023. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue, partially offset by a lower volume of incremental repairs and a higher proportion of early-stage usage-based operating lease arrangements where procedures are ramping up.
Gross Profit
Product gross profit for the three months ended March 31, 2024, increased by 11% to $1.02 billion, representing 64.8% of product revenue, compared to $0.92 billion, representing 65.1% of product revenue, for the three months ended March 31, 2023. The higher product gross profit for the three months ended March 31, 2024, was primarily driven by higher product revenue as well as lower product gross profit margin. The lower product gross profit margin for the three months ended March 31, 2024, was primarily driven by higher inventory reserves and fixed overhead costs, including higher share-based compensation expense and higher depreciation expense for expanded manufacturing capacity, partially offset by operational efficiencies.
Product gross profit for the three months ended March 31, 2024, and 2023, included share-based compensation expense of $22.7 million and $16.8 million, respectively, and intangible assets amortization expense of $3.6 million and $3.2 million, respectively.
Service gross profit for the three months ended March 31, 2024, increased by 15% to $223 million, representing 71.0% of service revenue, compared to $193 million, representing 68.1% of service revenue, for the three months ended March 31, 2023. The higher service gross profit for the three months ended March 31, 2024, was primarily driven by higher service revenue, reflecting a larger installed base of da Vinci surgical systems, and a higher service gross profit margin. The higher service gross profit margin for the three months ended March 31, 2024, was primarily driven by favorable impacts from leveraging volume of repairs.
Service gross profit for the three months ended March 31, 2024, and 2023, included share-based compensation expense of $7.0 million and $7.0 million, respectively, and intangible assets amortization expense of $0.2 million and $0.2 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, trade show expenses, legal expenses, regulatory fees, and general corporate expenses.

Selling, general and administrative expenses for the three months ended March 31, 2024, increased by 2% to $492 million, compared to $481 million for the three months ended March 31, 2023. The increase in selling, general and administrative expenses for the three months ended March 31, 2024, was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense, increased infrastructure costs to support our growth, and higher training expenses, partially offset by lower legal and marketing expenses.
Selling, general and administrative expenses for the three months ended March 31, 2024, and 2023, included share-based compensation expense of $68.2 million and $66.7 million, respectively, and intangible assets amortization expense of $0.8 million and $0.9 million, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products. Our main product development initiatives include multi-port, Ion, and SP platform investments and our digital products and services.
Research and development expenses for the three months ended March 31, 2024, increased by 16% to $285 million, compared to $245 million for the three months ended March 31, 2023. The increase in research and development expenses for the three months ended March 31, 2024, was primarily driven by higher personnel-related expenses, including share-based compensation expense, and other project costs incurred to support a broader set of product development initiatives.
Research and development expenses for the three months ended March 31, 2024, and 2023, included share-based compensation expense of $57.7 million and $50.1 million, respectively, and intangible asset-related charges of $0.5 million and $0.7 million, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest And Other Income, Net
Interest and other income, net, for the three months ended March 31, 2024, increased by 102% to $69.1 million, compared to $34.2 million for the three months ended March 31, 2023. The increase in interest and other income, net, for the three months ended March 31, 2024, was primarily driven by higher interest income earned due to an increase in average interest rates and higher average cash and investment balances, partially offset by higher unrealized losses on investments resulting from strategic arrangements and foreign exchange losses (compared to foreign exchange gains in the three months ended March 31, 2023).
Income Tax Expense (Benefit)
Income tax expense (benefit) for the three months ended March 31, 2024, was $(8.9) million, or (1.7)% of income before taxes, compared to $61.0 million, or 14.5% of income before taxes, for the three months ended March 31, 2023.
Our effective tax rates for the three months ended March 31, 2024, and 2023, differed from the U.S. federal statutory rate of 21% primarily due to the excess tax benefits associated with employee equity plans, the federal research and development credit benefit, and the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, partially offset by U.S. tax on foreign earnings and state income taxes (net of the federal benefit).
Our lower effective tax rate for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to a higher tax rate benefit from excess tax benefits, as discussed below, and higher federal research and development credit benefits, partially offset by a less favorable jurisdictional earnings mix.
Our provision for income taxes for the three months ended March 31, 2024, and 2023 included excess tax benefits associated with employee equity plans of $111.1 million and $22.5 million, respectively, which reduced our effective tax rate by 20.6 and 5.3 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under GAAP, which results in increased income tax expense volatility.
In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (“Pillar Two”) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there is no material impact to our tax provision for the three months ended March 31, 2024. We will continue to evaluate the impact of these tax law changes on future reporting periods.
We file federal, state, and foreign income tax returns in many jurisdictions in the U.S. and OUS. Years before 2016 are considered closed for significant jurisdictions. Certain of our unrecognized tax benefits could change due to activities of various tax authorities, including evolving interpretations of existing tax laws in the jurisdictions in which we operate, potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect our effective tax rate in the period in which they change. Due to the uncertainty related to the timing and potential outcome of audits, we cannot estimate the range of reasonably possible changes in unrecognized tax benefits that may occur in the next 12 months.
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
Net Income Attributable to Noncontrolling Interest in Joint Venture
Net income attributable to noncontrolling interest in Joint Venture for the three months ended March 31, 2024, and 2023, was $2.5 million and $5.5 million, respectively.
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
Our principal source of liquidity is cash provided by our operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments decreased by $0.02 billion to $7.32 billion as of March 31, 2024, from $7.34 billion as of December 31, 2023, primarily as a result of cash used for capital expenditures and taxes paid related to net share settlements of equity awards, offset by cash provided by operating activities and proceeds from stock option exercises and employee stock purchases.
Our cash requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to continue to devote substantial resources to expand procedure adoption and acceptance of our products. We have made substantial investments in our commercial operations, product development activities, facilities, and intellectual property. Based on our business model, we anticipate that we will continue to be able to fund future growth through cash provided by our operations. We believe that our current cash, cash equivalents, and investment balances, together with income to be derived from our business, will be sufficient to meet our liquidity requirements for the foreseeable future. However, we may experience reduced cash flow from operations as a result of macroeconomic and geopolitical headwinds.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2023, for discussion on the impact of interest rate risk and market risk on our investment portfolio.
Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the three months ended March 31, 2024, and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$265.4	$371.4
Investing activities	(128.5)	573.1
Financing activities	(46.7)	(381.2)
Effect of exchange rates on cash, cash equivalents, and restricted cash	6.8	1.8
Net increase in cash, cash equivalents, and restricted cash	$97.0	$565.1

Operating Activities
For the three months ended March 31, 2024, net cash provided by operating activities of $265 million was less than our net income of $547 million, primarily due to the following factors:
1.Our net income included non-cash charges of $258 million, consisting primarily of the following significant items: share-based compensation of $153 million; and depreciation expense and losses on the disposal of property, plant, and equipment of $104 million.
2.The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $540 million of cash used in operating activities during the three months ended March 31, 2024. Accrued compensation and employee benefits decreased by $271 million, primarily due to payments of 2023 incentive compensation. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $180 million, primarily to address the growth in the business as well as to mitigate risks of disruption that could arise from global supply chain shortages. Refer to Note 4 to the Financial Statements for further details in the supplemental cash flow information. Other accrued liabilities decreased by $76 million, primarily due to income tax payments.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024, consisted primarily of $242 million paid for the acquisition of property, plant, and equipment, partially offset by proceeds from maturities and sales of investments, net of purchases of investments, of $113 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in money market funds, U.S. treasury and U.S. government agency securities, high-quality corporate notes and bonds, commercial paper, non-U.S. government agency securities, and taxable and tax-exempt municipal notes.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024, consisted primarily of cash used for taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $227 million, partially offset by proceeds from stock option exercises and employee stock purchases of $180 million.
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
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our critical accounting estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no new or material changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that are of significance, or potential significance, to the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2024, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information included in Note 8 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this quarterly report is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended March 31, 2024:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
January 1 to January 31, 2024	—	$—	—	$1.1	billion
February 1 to February 29, 2024	—	$—	—	$1.1	billion
March 1 to March 31, 2024	—	$—	—	$1.1	billion
Total during quarter ended March 31, 2024	—	$—	—
(1) Since March 2009, we have had an active stock Repurchase Program. As of March 31, 2024, our Board had authorized an aggregate amount of up to $10.0 billion for stock repurchases, of which the most recent authorization occurred in July 2022, when our Board increased the authorized amount available under our stock Repurchase Program to $3.5 billion. The remaining $1.1 billion represents the amount available to repurchase shares under the authorized stock Repurchase Program as of March 31, 2024. The authorized stock Repurchase Program does not have an expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Plans
On February 2, 2024, Mark J. Rubash, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Mr. Rubash’s trading plan provides for the potential exercise and sale of up to 1,709 shares of the Company’s common stock subject to an option until February 3, 2025. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
On March 4, 2024, Craig H. Barratt, Ph.D., a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Mr. Barratt’s trading plan provides for the potential exercise and sale of up to 6,696 shares of the Company’s common stock subject to an option until March 4, 2025. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.

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
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.

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
Date: April 19, 2024