Form 10-Q
period 2024-06-30
INTUITIVE SURGICAL INC
filed 2024-07-19
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 355,354,176 shares of Common Stock, $0.001 par value per share, outstanding as of July 16, 2024.

INTUITIVE SURGICAL, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,036.7	$2,750.1
Short-term investments	1,720.5	2,473.1
Accounts receivable, net	1,109.1	1,130.2
Inventory	1,383.9	1,220.6
Prepaids and other current assets	404.1	314.0
Total current assets	7,654.3	7,888.0
Property, plant, and equipment, net	4,116.8	3,537.6
Long-term investments	2,925.9	2,120.0
Deferred tax assets	946.9	910.5
Intangible and other assets, net	658.0	636.7
Goodwill	348.0	348.7
Total assets	$16,649.9	$15,441.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194.4	$188.7
Accrued compensation and employee benefits	321.3	436.4
Deferred revenue	433.9	446.1
Other accrued liabilities	537.9	587.5
Total current liabilities	1,487.5	1,658.7
Other long-term liabilities	365.9	385.5
Total liabilities	1,853.4	2,044.2
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; zero shares issued and outstanding as of June 30, 2024, and December 31, 2023	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 355.3 shares and 352.3 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	0.4	0.4
Additional paid-in capital	9,149.7	8,576.4
Retained earnings	5,581.7	4,743.0
Accumulated other comprehensive loss	(23.5)	(12.2)
Total Intuitive Surgical, Inc. stockholders’ equity	14,708.3	13,307.6
Noncontrolling interest in joint venture	88.2	89.7
Total stockholders’ equity	14,796.5	13,397.3
Total liabilities and stockholders’ equity	$16,649.9	$15,441.5
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions (except per share amounts)	2024	2023	2024	2023
Revenue:
Product	$1,692.6	$1,468.6	$3,269.7	$2,881.6
Service	317.3	287.3	630.8	570.5
Total revenue	2,009.9	1,755.9	3,900.5	3,452.1
Cost of revenue:
Product	539.4	498.0	1,093.8	991.0
Service	97.8	86.0	188.6	176.2
Total cost of revenue	637.2	584.0	1,282.4	1,167.2
Gross profit	1,372.7	1,171.9	2,618.1	2,284.9
Operating expenses:
Selling, general and administrative	525.3	464.3	1,016.8	944.8
Research and development	280.1	244.4	564.6	489.3
Total operating expenses	805.4	708.7	1,581.4	1,434.1
Income from operations	567.3	463.2	1,036.7	850.8
Interest and other income, net	87.2	36.0	156.3	70.2
Income before taxes	654.5	499.2	1,193.0	921.0
Income tax expense	123.0	73.2	114.1	134.2
Net income	531.5	426.0	1,078.9	786.8
Less: net income attributable to noncontrolling interest in joint venture	4.6	5.2	7.1	10.7
Net income attributable to Intuitive Surgical, Inc.	$526.9	$420.8	$1,071.8	$776.1
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.48	$1.20	$3.03	$2.21
Diluted	$1.46	$1.18	$2.97	$2.18
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	355.0	350.9	354.2	350.6
Diluted	361.0	357.3	360.8	356.6

Other comprehensive income (loss), net of tax:
Unrealized gains on hedge instruments	$4.8	$6.0	$10.4	$8.5
Unrealized gains on available-for-sale securities	5.5	13.1	1.3	50.7
Foreign currency translation gains (losses)	(25.3)	8.5	(23.5)	22.7
Prior service cost for employee benefit plans	—	—	(0.1)	—
Other comprehensive income (loss)	(15.0)	27.6	(11.9)	81.9
Total comprehensive income	516.5	453.6	1,067.0	868.7
Less: comprehensive income attributable to noncontrolling interest	4.4	4.1	6.5	9.9
Total comprehensive income attributable to Intuitive Surgical, Inc.	$512.1	$449.5	$1,060.5	$858.8
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
in millions	2024	2023
Operating activities:
Net income	$1,078.9	$786.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	211.0	180.0
Amortization of intangible assets	10.1	10.0
Loss (gain) on investments, accretion of discounts, and amortization of premiums on investments, net	(25.9)	14.4
Deferred income taxes	(39.8)	(17.7)
Share-based compensation expense	326.9	286.3
Amortization of contract acquisition assets	17.6	14.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	21.0	39.3
Inventory	(389.4)	(288.6)
Prepaids and other assets	(111.7)	(13.8)
Accounts payable	(1.6)	36.5
Accrued compensation and employee benefits	(115.1)	(55.0)
Deferred revenue	(14.3)	12.2
Other liabilities	(81.8)	31.8
Net cash provided by operating activities	885.9	1,037.1
Investing activities:
Purchase of investments	(1,789.4)	(14.0)
Proceeds from sales of investments	100.2	37.5
Proceeds from maturities of investments	1,644.9	1,486.9
Purchase of property, plant, and equipment	(551.3)	(372.4)
Acquisition of businesses, net of cash, and intellectual property and other investing activities	—	(7.3)
Net cash provided by (used in) investing activities	(595.6)	1,130.7
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	251.9	174.8
Taxes paid related to net share settlement of equity awards	(240.1)	(140.6)
Repurchase of common stock	—	(350.0)
Cash dividends paid by joint venture to noncontrolling interest	(8.0)	—
Payment of deferred purchase consideration	(0.5)	(2.1)
Net cash provided by (used in) financing activities	3.3	(317.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3.1	7.0
Net increase in cash, cash equivalents, and restricted cash	296.7	1,856.9
Cash, cash equivalents, and restricted cash, beginning of period	2,770.1	1,600.7
Cash, cash equivalents, and restricted cash, end of period	$3,066.8	$3,457.6
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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2023, and include all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and footnote disclosures necessary to present the Financial Statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on January 31, 2024. The results of operations for the first six months of 2024 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
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
Risks and Uncertainties
The Company’s future results of operations and liquidity could be materially adversely affected by uncertainty surrounding macroeconomic and geopolitical factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, elevated interest rates, instability in the global financial markets, disruptions in the commodities’ markets as a result of the conflict between Russia and Ukraine and conflicts in the Middle East, including Israel, and the introduction of or changes in tariffs or trade barriers may result in a recession, which could have a material adverse effect on the Company’s business.
Market-related supply chain constraints have generally eased, with some isolated residual stresses, particularly for engineered materials and at certain subcontract suppliers. These isolated instances of supply disruption have not had a material impact through the first half of 2024. Additionally, prices of materials remain elevated from historical levels due to market demand or production-related cost inflation. With elevated interest rates, access to credit is more difficult, and any insolvency of certain suppliers, including sole- and single-sourced suppliers, may have heightened continuity risks. Incidents of cybersecurity breaches, which have not significantly impacted the Company’s supply chain to date, also remain an active threat to sustained supply continuity. The Company is actively engaged in activities that seek to mitigate the impact of any supply chain risks and disruptions on its operations.
A number of hospitals continue to experience challenges with staffing and cost pressures that could affect their ability to provide patient care. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation have driven up operating costs and elevated interest rates have made access to credit more expensive. Hospitals may also be adversely affected by the liquidity concerns as a result of the broader macroeconomic environment. Any or all of these factors could negatively impact the number of da Vinci procedures performed or surgical systems placed and have a material adverse effect on the Company’s business, financial condition, or results of operations.

Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is currently in the process of evaluating the effects of this pronouncement on its related disclosures.
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
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale debt securities’ amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit loss, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments as of June 30, 2024, and December 31, 2023 (in millions):

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
June 30, 2024
Cash	$475.2	$—	$—	$—	$475.2	$475.2	$—	$—
Level 1:
Money market funds	2,543.8	—	—	—	2,543.8	2,543.8	—	—
U.S. treasuries	3,538.5	3.7	(23.7)	—	3,518.5	17.7	995.1	2,505.7
Subtotal	6,082.3	3.7	(23.7)	—	6,062.3	2,561.5	995.1	2,505.7
Level 2:
Corporate debt securities	625.6	0.1	(11.5)	(0.1)	614.1	—	472.3	141.8
U.S. government agencies	476.0	0.4	(5.2)	—	471.2	—	194.1	277.1
Municipal securities	60.8	—	(0.5)	—	60.3	—	59.0	1.3
Subtotal	1,162.4	0.5	(17.2)	(0.1)	1,145.6	—	725.4	420.2
Total assets measured at fair value	$7,719.9	$4.2	$(40.9)	$(0.1)	$7,683.1	$3,036.7	$1,720.5	$2,925.9

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2023
Cash	$526.2	$—	$—	$—	$526.2	$526.2	$—	$—
Level 1:
Money market funds	2,223.9	—	—	—	2,223.9	2,223.9	—	—
U.S. treasuries	2,850.2	20.1	(25.4)	—	2,844.9	—	1,276.0	1,568.9
Subtotal	5,074.1	20.1	(25.4)	—	5,068.8	2,223.9	1,276.0	1,568.9
Level 2:
Corporate debt securities	1,300.4	—	(25.8)	(1.1)	1,273.5	—	974.6	298.9
U.S. government agencies	402.6	2.0	(7.3)	—	397.3	—	149.5	247.8
Municipal securities	79.4	—	(2.0)	—	77.4	—	73.0	4.4
Subtotal	1,782.4	2.0	(35.1)	(1.1)	1,748.2	—	1,197.1	551.1
Total assets measured at fair value	$7,382.7	$22.1	$(60.5)	$(1.1)	$7,343.2	$2,750.1	$2,473.1	$2,120.0
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale debt securities (excluding money market funds), as of June 30, 2024 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,753.8	$1,738.2
Mature in one to five years	2,947.1	2,925.9
Total	$4,700.9	$4,664.1
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains and losses recognized on the sale of investments were immaterial for the periods presented.
As of June 30, 2024, and December 31, 2023, net unrealized losses on available-for-sale debt securities, net of tax, of $28.4 million and $29.7 million, respectively, were included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.
The following tables present the breakdown of the available-for-sale debt securities with unrealized losses as of June 30, 2024, and December 31, 2023 (in millions):

	June 30, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$1,736.5	$(11.8)	$526.4	$(11.9)	$2,262.9	$(23.7)
Corporate debt securities	42.9	—	529.2	(11.5)	572.1	(11.5)
U.S. government agencies	135.2	(0.6)	170.0	(4.6)	305.2	(5.2)
Municipal securities	—	—	60.3	(0.5)	60.3	(0.5)
Total	$1,914.6	$(12.4)	$1,285.9	$(28.5)	$3,200.5	$(40.9)

	December 31, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$48.5	$—	$1,112.9	$(25.4)	$1,161.4	$(25.4)
Corporate debt securities	54.2	(0.1)	1,219.2	(25.8)	1,273.4	(25.9)
U.S. government agencies	29.8	—	185.6	(7.3)	215.4	(7.3)
Municipal securities	—	—	77.4	(1.9)	77.4	(1.9)
Total	$132.5	$(0.1)	$2,595.1	$(60.4)	$2,727.6	$(60.5)
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
The current unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of June 30, 2024, the Company does not intend to sell the investments in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell any of the investments before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company does not expect to realize any losses on these available-for-sale debt securities. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security.
For the three and six months ended June 30, 2024, and 2023, credit losses related to available-for-sales debt securities were not material.
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
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2023 Carrying Value	Changes in Fair Value (1)	Purchases / Sales / Other (2)	June 30, 2024 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments without readily determinable value (Level 2)	$74.5	$3.5	$14.7	$92.7	$—	$92.7

(1) Recorded in interest and other income, net.
(2) Other includes foreign currency translation gains/(losses).
For the six months ended June 30, 2024, the Company did not hold any equity investments with readily determinable market values (Level 1).
For the six months ended June 30, 2024, the Company recognized a net increase in fair value of $3.5 million for equity investments that lack readily determinable market values (Level 2), primarily due to changes in observable prices for certain equity investments, partially offset by impairments of certain equity investments, which was reflected in interest and other income, net.

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
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Recognized gains in interest and other income, net	$11.8	$14.7	$30.1	$11.4
Foreign exchange losses related to balance sheet re-measurement	$(13.2)	$(16.3)	$(32.6)	$(10.9)
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Notional amounts:
Forward contracts	$403.1	$292.1	$705.9	$699.7
Gross fair value recorded in:
Prepaids and other current assets	$10.0	$3.1	$8.7	$5.0
Other accrued liabilities	$0.8	$5.9	$2.2	$6.6

NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected Condensed Consolidated Balance Sheet line items (in millions):

	As of
Accounts receivable, net	June 30, 2024	December 31, 2023
Trade accounts receivable, net	$1,002.6	$1,042.2
Unbilled accounts receivable and other	124.4	105.0
Sales returns and allowances	(17.9)	(17.0)
Total accounts receivable, net	$1,109.1	$1,130.2

	As of
Inventory	June 30, 2024	December 31, 2023
Raw materials	$483.5	$454.7
Work-in-process	182.6	159.9
Finished goods	717.8	606.0
Total inventory	$1,383.9	$1,220.6

	As of
Prepaids and other current assets	June 30, 2024	December 31, 2023
Net investment in sales-type leases – short-term	$134.1	$137.3
Other prepaids and other current assets	270.0	176.7
Total prepaids and other current assets	$404.1	$314.0

	As of
Other accrued liabilities – short-term	June 30, 2024	December 31, 2023
Income and other taxes payable	$85.9	$111.4
Accrued construction-related capital expenditures	169.2	143.3
Other accrued liabilities	282.8	332.8
Total other accrued liabilities – short-term	$537.9	$587.5

	As of
Other long-term liabilities	June 30, 2024	December 31, 2023
Income taxes – long-term	$195.4	$233.8
Deferred revenue – long-term	43.5	45.6
Other long-term liabilities	127.0	106.1
Total other long-term liabilities	$365.9	$385.5
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Six Months Ended June 30,
	2024	2023
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$246.8	$198.5
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$184.2	$138.2

NOTE 5.    REVENUE
The following table presents revenue disaggregated by type and geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
U.S.	2024	2023	2024	2023
Instruments and accessories	$891.4	$763.3	$1,713.8	$1,464.7
Systems	224.3	189.8	436.8	411.6
Services	203.5	189.4	407.1	376.1
Total U.S. revenue	$1,319.2	$1,142.5	$2,557.7	$2,252.4

OUS
Instruments and accessories	$353.0	$312.6	$689.5	$596.8
Systems	223.9	202.9	429.6	408.5
Services	113.8	97.9	223.7	194.4
Total OUS revenue	$690.7	$613.4	$1,342.8	$1,199.7

Total
Instruments and accessories	$1,244.4	$1,075.9	$2,403.3	$2,061.5
Systems	448.2	392.7	866.4	820.1
Services	317.3	287.3	630.8	570.5
Total revenue	$2,009.9	$1,755.9	$3,900.5	$3,452.1
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company’s system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $2.37 billion as of June 30, 2024. The remaining performance obligations are expected to be satisfied over the term of the system sale, lease, and service arrangements. Approximately 43% of the remaining performance obligations are expected to be recognized in the next 12 months with the remainder recognized thereafter over the term of the system sale, lease, and service arrangements, which are generally up to 5 years.
Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	June 30, 2024	December 31, 2023
Contract assets	$16.7	$20.2
Deferred revenue	$477.4	$491.7
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
During the three and six months ended June 30, 2024, the Company recognized $118 million and $307 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2023. During the three and six months ended June 30, 2023, the Company recognized $112 million and $297 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2022.

Intuitive System Leasing
The following table presents product revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales-type lease revenue	$45.1	$12.3	$58.4	$35.3
Operating lease revenue*	$156.9	$122.7	$304.9	$234.7

*Variable lease revenue related to usage-based arrangements included within operating lease revenue	$80.1	$53.2	$150.1	$99.2
Trade Accounts Receivable
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three and six months ended June 30, 2024, and 2023, bad debt expense was not material.
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

	As of
	June 30, 2024	December 31, 2023
Gross lease receivables	$366.4	$384.5
Unearned income	(12.8)	(12.9)
Subtotal	353.6	371.6
Allowance for credit loss	(2.6)	(2.7)
Net investment in sales-type leases	$351.0	$368.9
Reported as:
Prepaids and other current assets	$134.1	$137.3
Intangible and other assets, net	216.9	231.6
Net investment in sales-type leases	$351.0	$368.9
Contractual maturities of gross lease receivables as of June 30, 2024, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2024	$75.8
2025	125.3
2026	86.0
2027	50.0
2028	21.6
2029 and thereafter	7.7
Total	$366.4

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
The Company manages the credit risk of the net investment in sales-type leases using a number of factors relating to its customers, including, but not limited to, the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table summarizes the amortized cost basis by year of origination and by credit quality for the net investment in sales-type leases as of June 30, 2024 (in millions):

	2024	2023	2022	2021	2020	Prior	Net Investment
Credit Rating:
High	$22.4	$40.2	$50.9	$43.7	$16.8	$4.5	$178.5
Moderate	34.3	23.2	51.4	37.1	15.6	2.3	163.9
Low	4.7	1.8	2.3	1.9	0.5	—	11.2
Total	$61.4	$65.2	$104.6	$82.7	$32.9	$6.8	$353.6
For the three and six months ended June 30, 2024, and 2023, credit losses related to the net investment in sales-type leases were not material.
NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions
There were no material acquisitions in the six months ended June 30, 2024, and 2023.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance as of December 31, 2023	$348.7
Acquisition activity	—
Translation and other	(0.7)
Balance as of June 30, 2024	$348.0
Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible assets balances as of June 30, 2024, and December 31, 2023 (in millions):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$206.3	$(185.3)	$21.0	$206.3	$(178.4)	$27.9
Distribution rights and others	10.7	(10.1)	0.6	10.8	(9.2)	1.6
Customer relationships	27.5	(20.4)	7.1	32.5	(22.9)	9.6
Total intangible assets	$244.5	$(215.8)	$28.7	$249.6	$(210.5)	$39.1
Amortization expense related to intangible assets was $5.0 million and $5.0 million for the three months ended June 30, 2024, and 2023, respectively. Amortization expense related to intangible assets was $10.1 million and $10.0 million for the six months ended June 30, 2024, and 2023, respectively.

The estimated future amortization expense related to intangible assets as of June 30, 2024, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2024	$6.8
2025	11.9
2026	5.2
2027	2.8
2028	1.3
2029 and thereafter	0.7
Total	$28.7
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
Patent Litigation
On June 30, 2017, Ethicon LLC, Ethicon Endo-Surgery, Inc., and Ethicon US LLC (collectively, “Ethicon”) filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware. The complaint, which was served on the Company on July 12, 2017, alleges that the Company’s EndoWrist Stapler instruments infringe several of Ethicon’s patents. Ethicon asserts infringement of U.S. Patent Nos. 9,585,658 (“’658”); 8,479,969 (“’969”); 9,113,874 (“’874”); 8,998,058 (“’058”); 8,991,677 (“’677”); 9,084,601 (“’601”); and 8,616,431 (“’431”). A claim construction hearing occurred on October 1, 2018, and the Court issued a scheduling order on December 28, 2018. On March 20, 2019, the Court granted the Company’s Motion to Stay pending an Inter Partes Review to be held at the Patent Trademark and Appeals Board (“PTAB”) to review patentability of six of the seven patents noted above and vacated the trial date. On August 1, 2019, the Court granted the parties’ joint stipulation to modify the stay in light of Ethicon’s U.S. International Trade Commission (“USITC”) complaint against Intuitive involving U.S. Patent Nos. 8,479,969 and 9,113,874. The PTAB has issued final written decisions finding the asserted claims of Patent Nos. ’658, ’058, ’677, ’601, and ’431 unpatentable. On October 3, 2023, Ethicon confirmed that it would not further appeal the decisions by the USITC in that proceeding that claim 24 of the ’969 Patent and claim 19 of the ’874 Patent were not infringed by the asserted Intuitive products and that those patents were invalid. Outside of the above USITC proceeding, on October 4, 2023, the parties filed a Joint Status Report in the district court in which Ethicon stated that it was prepared to proceed in this case with respect to its allegations that the accused EndoWrist Stapler instruments infringe asserted claim 24 of the ’969 Patent and asserted claim 20 of the ’874 Patent. On May 15, 2024, the trial court granted the Company’s motion to supplement the record with evidence and arguments from the ITC proceeding. On June 5, 2024, the Court dismissed the lawsuit with prejudice.
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
On March 31, 2024, the Court granted-in-part and denied-in-part both Intuitive’s and plaintiff’s motions for summary judgment, and issued additional rulings related to expert witnesses. The Court did not rule in favor of either party with respect to whether the U.S. Food and Drug Administration (“FDA”) requires 510(k) clearance for plaintiff’s services with respect to EndoWrists. In conjunction with this finding, the Court denied Intuitive’s motion for summary judgment on plaintiff’s antitrust claims and found that these claims could proceed to trial. In addition, the Court ruled with Intuitive in dismissing plaintiff’s false statement claims against Intuitive, and the Court ruled with plaintiff in dismissing certain of Intuitive’s counterclaims against plaintiff. The Court has set a trial in this matter to commence on January 6, 2025. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
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
With regard to this class action case, on September 7, 2023, the Court heard argument on the parties’ respective motions for summary judgment and motions related to expert testimony. On March 31, 2024, the Court granted-in-part and denied-in-part plaintiffs’ motion for summary judgment on certain market definition issues, and denied Intuitive’s motion on the antitrust claims. In denying Intuitive’s motion, the Court declined to decide whether third-party companies were required to obtain 510(k) clearance for their services with respect to EndoWrists, and in the absence of a formal ruling from the FDA on that question denied Intuitive’s motion for summary judgment challenging plaintiffs’ standing on that ground. There were additional rulings on the expert witness issues as well. In the summary judgment order, the Court ruled with plaintiffs that the da Vinci robot and EndoWrist instruments occupy separate product markets for antitrust purposes. The Court also ruled that there is an antitrust aftermarket for the repair and replacement of EndoWrist instruments, and that Intuitive holds monopoly power in that aftermarket. The Court denied summary judgment for plaintiffs on the issue of whether soft-tissue surgical robots constitute a relevant antitrust market or are part of a larger market that includes laparoscopic and open surgery for antitrust purposes. The Court has set a class certification hearing for October 10, 2024. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter, and no trial date has been set for this matter at this time.
NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	354.7	$0.4	$8,903.0	$5,067.9	$(8.7)	$13,962.6	$83.8	$14,046.4
Issuance of common stock through employee stock plans	0.6	—	71.5	—	—	71.5	—	71.5
Shares withheld related to net share settlement of equity awards	—	—	(0.4)	(13.1)	—	(13.5)	—	(13.5)
Share-based compensation expense related to employee stock plans	—	—	175.6	—	—	175.6	—	175.6
Net income attributable to Intuitive Surgical, Inc.	—	—	—	526.9	—	526.9	—	526.9
Other comprehensive income (loss)	—	—	—	—	(14.8)	(14.8)	(0.2)	(15.0)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	4.6	4.6
Ending balance	355.3	$0.4	$9,149.7	$5,581.7	$(23.5)	$14,708.3	$88.2	$14,796.5

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	350.4	$0.4	$7,928.4	$3,397.4	$(108.5)	$11,217.7	$76.5	$11,294.2
Issuance of common stock through employee stock plans	1.0	—	74.6	—	—	74.6	—	74.6
Shares withheld related to net share settlement of equity awards	(0.1)	—	(0.4)	(10.5)	—	(10.9)	—	(10.9)
Share-based compensation expense related to employee stock plans	—	—	148.2	—	—	148.2	—	148.2
Net income attributable to Intuitive Surgical, Inc.	—	—	—	420.8	—	420.8	—	420.8
Other comprehensive income (loss)	—	—	—	—	28.7	28.7	(1.1)	27.6
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	5.2	5.2
Ending balance	351.3	$0.4	$8,150.8	$3,807.7	$(79.8)	$11,879.1	$80.6	$11,959.7

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	352.3	$0.4	$8,576.4	$4,743.0	$(12.2)	$13,307.6	$89.7	$13,397.3
Issuance of common stock through employee stock plans	3.6	—	251.9	—	—	251.9	—	251.9
Shares withheld related to net share settlement of equity awards	(0.6)	—	(7.0)	(233.1)	—	(240.1)	—	(240.1)
Share-based compensation expense related to employee stock plans	—	—	328.4	—	—	328.4	—	328.4
Net income attributable to Intuitive Surgical, Inc.	—	—	—	1,071.8	—	1,071.8	—	1,071.8
Other comprehensive income (loss)	—	—	—	—	(11.3)	(11.3)	(0.6)	(11.9)
Cash dividends declared and paid by joint venture	—	—	—	—	—	—	(8.0)	(8.0)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	7.1	7.1
Ending balance	355.3	$0.4	$9,149.7	$5,581.7	$(23.5)	$14,708.3	$88.2	$14,796.5

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	350.0	$0.4	$7,703.9	$3,500.1	$(162.5)	$11,041.9	$70.7	$11,112.6
Issuance of common stock through employee stock plans	3.4	—	174.8	—	—	174.8	—	174.8
Shares withheld related to net share settlement of equity awards	(0.6)	—	(6.3)	(134.3)	—	(140.6)	—	(140.6)
Share-based compensation expense related to employee stock plans	—	—	294.2	—	—	294.2	—	294.2
Repurchase and retirement of common stock	(1.5)	—	(15.8)	(334.2)	—	(350.0)	—	(350.0)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	776.1	—	776.1	—	776.1
Other comprehensive income (loss)	—	—	—	—	82.7	82.7	(0.8)	81.9
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	10.7	10.7
Ending balance	351.3	$0.4	$8,150.8	$3,807.7	$(79.8)	$11,879.1	$80.6	$11,959.7
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $10.0 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in July 2022, when the Board increased the authorized amount available under the Repurchase Program to $3.5 billion, including amounts remaining under previous authorization. As of June 30, 2024, the remaining amount of share repurchases authorized by the Board under the Repurchase Program was approximately $1.1 billion.
The following table summarizes stock repurchase activities (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares repurchased	—	—	—	1.5
Average price per share	$—	$—	$—	$238.1
Value of shares repurchased	$—	$—	$—	$350.0

Accumulated Other Comprehensive Loss, Net of Tax, Attributable to Intuitive Surgical, Inc.
The components of accumulated other comprehensive loss, net of tax, attributable to Intuitive Surgical, Inc. are as follows (in millions):

	Three Months Ended June 30, 2024
	Gains on Hedge Instruments	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$3.1	$(33.9)	$21.6	$0.5	$(8.7)
Other comprehensive income (loss) before reclassifications	1.1	5.4	(25.1)	—	(18.6)
Amounts reclassified from accumulated other comprehensive income	3.7	0.1	—	—	3.8
Net current-period other comprehensive income (loss)	4.8	5.5	(25.1)	—	(14.8)
Ending balance	$7.9	$(28.4)	$(3.5)	$0.5	$(23.5)

	Three Months Ended June 30, 2023
	Gains (Losses) on Hedge Instruments	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Gains	Employee Benefit Plans	Total
Beginning balance	$(0.4)	$(116.6)	$7.3	$1.2	$(108.5)
Other comprehensive income before reclassifications	6.9	13.1	9.6	—	29.6
Amounts reclassified from accumulated other comprehensive income (loss)	(0.9)	—	—	—	(0.9)
Net current-period other comprehensive income	6.0	13.1	9.6	—	28.7
Ending balance	$5.6	$(103.5)	$16.9	$1.2	$(79.8)

	Six Months Ended June 30, 2024
	Gains (Losses) on Hedge Instruments	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.5)	$(29.7)	$19.4	$0.6	$(12.2)
Other comprehensive income (loss) before reclassifications	5.2	1.1	(22.9)	—	(16.6)
Amounts reclassified from accumulated other comprehensive income (loss)	5.2	0.2	—	(0.1)	5.3
Net current-period other comprehensive income (loss)	10.4	1.3	(22.9)	(0.1)	(11.3)
Ending balance	$7.9	$(28.4)	$(3.5)	$0.5	$(23.5)

	Six Months Ended June 30, 2023
	Gains (Losses) on Hedge Instruments	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.9)	$(154.2)	$(6.6)	$1.2	$(162.5)
Other comprehensive income before reclassifications	10.6	50.9	23.5	—	85.0
Amounts reclassified from accumulated other comprehensive income (loss)	(2.1)	(0.2)	—	—	(2.3)
Net current-period other comprehensive income	8.5	50.7	23.5	—	82.7
Ending balance	$5.6	$(103.5)	$16.9	$1.2	$(79.8)

The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Available-for-sale securities	2024	2023	2024	2023
Income tax benefit (expense) for net gains (losses) recorded in other comprehensive income (loss)	$(1.6)	$(3.7)	$(0.3)	$(14.6)
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications for hedge instruments, foreign currency translation gains (losses), and employee benefit plans for the three and six months ended June 30, 2024, and 2023, were not material to the Company’s Financial Statements. The tax impacts for amounts reclassified from accumulated other comprehensive loss relating to hedge instruments, available-for-sale securities, foreign currency translation gains (losses), and employee benefit plans for the three and six months ended June 30, 2024, and 2023, were not material to the Company’s Financial Statements.
NOTE 10.    SHARE-BASED COMPENSATION
In April 2024, the Company’s shareholders approved an amended and restated 2010 Incentive Award Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 110,350,000 to 115,350,000. As of June 30, 2024, approximately 20.5 million shares were reserved for future issuance under the Company’s stock plans, and a maximum of approximately 8.9 million of these shares can be awarded as restricted stock units (“RSUs”).
Restricted Stock Units
A summary of RSU activity under all stock plans for the six months ended June 30, 2024, is presented as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested balance as of December 31, 2023	5.0	$245.75
RSUs granted	2.3	$388.34
RSUs vested	(1.7)	$235.16
RSUs forfeited	(0.2)	$277.75
Unvested balance as of June 30, 2024	5.4	$308.73
Stock Options
A summary of stock option activity under all stock plans for the six months ended June 30, 2024, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted-Average Exercise Price Per Share
Balance as of December 31, 2023	9.8	$174.90
Options granted	—	$—
Options exercised	(1.6)	$113.13
Options forfeited or expired	(0.1)	$256.71
Balance as of June 30, 2024	8.1	$186.59
As of June 30, 2024, options to purchase an aggregate of 6.6 million shares of common stock were exercisable at a weighted-average price of $169.47 per share.
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
The Company calculates the fair value for each component of the PSUs individually. The fair value for the component with the TSR metric was determined using a Monte Carlo simulation. The fair value per share for the components with the procedure growth metrics is equal to the closing stock price on the grant date.
A summary of PSU activity for the six months ended June 30, 2024, is presented as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2023	0.2	$259.60
Granted	0.1	$395.92
Vested	—	$261.62
Performance change	—	$290.33
Forfeited	—	$294.47
Unvested balance as of June 30, 2024	0.3	$306.82
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.3 million shares for $68.4 million and approximately 0.3 million shares for $59.9 million during the six months ended June 30, 2024, and 2023, respectively.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense for the three and six months ended June 30, 2024, and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue – products (before capitalization)	$25.4	$22.7	$48.2	$45.7
Amounts capitalized into inventory	(23.7)	(21.1)	(45.1)	(39.9)
Amounts recognized in income for amounts previously capitalized in inventory	21.9	19.3	43.2	31.9
Cost of revenue – products	$23.6	$20.9	$46.3	$37.7
Cost of revenue – services	7.6	7.0	14.6	14.0
Total cost of revenue	31.2	27.9	60.9	51.7
Selling, general, and administrative	79.6	68.0	147.8	134.7
Research and development	65.6	52.3	123.3	102.4
Share-based compensation expense before income taxes	176.4	148.2	332.0	288.8
Income tax benefit	36.1	28.5	68.5	56.5
Share-based compensation expense after income taxes	$140.3	$119.7	$263.5	$232.3
The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and the rights to acquire stock granted under the ESPP. The weighted-average estimated fair values of stock options and the rights to acquire stock under the ESPP, as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock under the ESPP that were granted during the three and six months ended June 30, 2024, and 2023, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock Options
Risk-free interest rate	—	4.3%	—	4.8%
Expected term (in years)	—	3.2	—	3.4
Expected volatility	—	32%	—	34%
Fair value at grant date	—	$83.38	—	$72.71
ESPP
Risk-free interest rate	—%	—%	4.6%	4.7%
Expected term (in years)	0.0	0.0	1.2	1.2
Expected volatility	—%	—%	32%	35%
Fair value at grant date	$—	$—	$115.48	$79.33
NOTE 11.    INCOME TAXES
Income tax expense for the three months ended June 30, 2024, was $123.0 million, or 18.8% of income before taxes, compared to $73.2 million, or 14.7% of income before taxes, for the three months ended June 30, 2023. Income tax expense for the six months ended June 30, 2024, was $114.1 million, or 9.6% of income before taxes, compared to $134.2 million, or 14.6% of income before taxes, for the six months ended June 30, 2023.
The effective tax rates for the three months ended June 30, 2024, and 2023, differed from the U.S. federal statutory rate of 21% primarily due to the excess tax benefits associated with employee equity plans, the federal research and development credit benefit, and the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, partially offset by U.S. tax on foreign earnings and state income taxes (net of the federal benefit).
The effective tax rates for the six months ended June 30, 2024, and 2023, differed from the U.S. federal statutory rate of 21% primarily due to the excess tax benefits associated with employee equity plans, the federal research and development credit benefit, and the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, partially offset by U.S. tax on foreign earnings and state income taxes (net of the federal benefit).
The provision for income taxes for the three and six months ended June 30, 2024, included excess tax benefits associated with employee equity plans of $35.7 million and $146.8 million, respectively, which reduced the Company’s effective tax rate by 5.5 and 12.3 percentage points, respectively. The provision for income taxes for the three and six months ended June 30, 2023, included excess tax benefits associated with employee equity plans of $41.7 million and $64.2 million, respectively, which reduced the Company’s effective tax rate by 8.4 and 7.0 percentage points, respectively.
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

NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$526.9	$420.8	$1,071.8	$776.1
Denominator:
Weighted-average shares outstanding used in basic calculation	355.0	350.9	354.2	350.6
Add: dilutive effect of potential common shares	6.0	6.4	6.6	6.0
Weighted-average shares outstanding used in diluted calculation	361.0	357.3	360.8	356.6
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.48	$1.20	$3.03	$2.21
Diluted	$1.46	$1.18	$2.97	$2.18
Share-based compensation awards of approximately 0.0 million and 1.1 million shares for the three months ended June 30, 2024, and 2023, respectively, and approximately 0.4 million and 2.1 million shares for the six months ended June 30, 2024, and 2023, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition as of June 30, 2024, and results of operations for the three and six months ended June 30, 2024, and 2023, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Statements using words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to future results of operations, future financial condition, the expected impacts of COVID-19 on our business, financial condition, and results of operations, our financing plans and future capital requirements, our potential tax assets or liabilities, and statements based on current expectations, estimates, forecasts, and projections about the economies and geographic markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: the overall macroeconomic environment, which may impact customer spending and our costs, including the levels of inflation and interest rates; the conflict in Ukraine; conflicts in the Middle East, including Israel; disruption to our supply chain, including difficulties in obtaining a sufficient supply of materials; curtailed or delayed capital spending by hospitals; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that COVID-19 could lead to material delays and cancellations of, or reduced demand for, procedures; delays in obtaining new product approvals, clearances, or certifications from the United States (“U.S.”) Food and Drug Administration (“FDA”), comparable regulatory authorities, or notified bodies; the risk of our inability to comply with complex FDA and other regulations, which may result in significant enforcement actions; regulatory approvals, clearances, certifications, and restrictions or any dispute that may occur with any regulatory body; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and customer acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions; intellectual property positions and litigation; risks associated with our operations and any expansion outside of the U.S.; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole- and single-sourced suppliers; the results of legal proceedings to which we are or may become a party, including, but not limited to, product liability claims; adverse publicity regarding us and the safety of our products and adequacy of training; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements; and other risks and uncertainties, including those listed under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated by our other filings with the Securities and Exchange Commission (“SEC”). Our actual results may differ materially and adversely from those expressed in any forward-looking statement, and we undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci Si®, da Vinci X®, da Vinci Xi®, da Vinci 5™, da Vinci SP®, Advanced Insights Suite™, Case Insights™, EndoWrist®, Firefly®, Intuitive Learning™, Intuitive Hub™, Insights Engine™, Ion®, My Intuitive™, SimNow®, and SureForm® are trademarks or registered trademarks of the Company.

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
We address our customers’ needs by sharing their goals reflected in the quintuple aim. First, we focus on improving patient outcomes through an ecosystem of advanced robotic systems, instruments and accessories, progressive technology learning pathways, and comprehensive support and program assistance services. Second, we seek to improve the patient experience by minimizing disruption to lives and creating greater predictability for the treatment experience. Third, we seek to improve care team satisfaction by creating products and services that are dependable, smart, and optimized for the care environment in which they are used. Fourth, we aim to expand access to high-quality minimally invasive care and effectively address implementation barriers that are the causes of heath inequities and are currently developing our plans in this area. Finally, we seek to lower the total cost to treat per patient episode when compared with existing treatment alternatives, providing a return on investment for hospitals and healthcare systems and value for payers.
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
Our da Vinci products fall into five broad categories: da Vinci surgical systems, da Vinci instruments and accessories, da Vinci stapling, da Vinci energy, and da Vinci vision, including Firefly fluorescence imaging systems and da Vinci endoscopes. We also provide a comprehensive suite of systems, learning, and services offerings. Digitally enabled for nearly three decades, these three offerings aim to decrease variability by providing dependable, consistent functionality and an integrated user experience. Our systems category includes robotic platforms, software, vision, energy, and instruments and accessories. Our learning category includes learning and enabling technology, such as simulation and telepresence as well as technical training programs and personalized peer-to-peer learning opportunities. Our services category assists and optimizes minimally invasive programs through readiness, on-demand support, consultation for minimally invasive program optimization, and customized analytics for hospitals. Within our integrated ecosystem, our focus is to decrease variability in surgery by offering actionable insights, with digital solutions, to take action with the potential to improve outcomes, personalize learning, and optimize efficiency. We take a holistic approach, offering intelligent technology and systems designed to work together to make MIS intervention more available and applicable.
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
We are in the early stages of launching our da Vinci SP surgical system, and we have an installed base of 222 da Vinci SP surgical systems as of June 30, 2024. We have received FDA clearance for the da Vinci SP surgical system for urologic, general thoracoscopic, and certain transoral procedures. Also, we have received regulatory clearance in South Korea, where the da Vinci SP surgical system may be used for a broad set of procedures, and in Japan, where the da Vinci SP surgical system may be used for the same set of procedures as can be performed on the da Vinci Xi surgical system in Japan. In January 2024, we obtained the European certification in accordance with Regulation (EU) 2017/745 of the European Parliament and of the Council of 5 April 2017 on medical devices (the “EU MDR”) for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, and breast surgical procedures. We are commercializing the da Vinci SP surgical system in select major European countries throughout 2024 as part of a measured rollout strategy. We plan to seek FDA clearances for additional indications for the da Vinci SP surgical system over time. We also plan to seek additional clearances (including for additional indications) in OUS markets over time. The success of the da Vinci SP surgical system is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances.
In March 2024, we obtained FDA clearance for our da Vinci 5 surgical system, our next-generation multi-port robotic system, for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications. We are in the early stages of launching da Vinci 5, and we have an installed base of 78 da Vinci 5 surgical systems as of June 30, 2024. We plan a phased launch over several quarters, giving us time to mature our supply and manufacturing processes for the new system. Additionally, we are in the regulatory process in Japan and South Korea for da Vinci 5.
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
The success of new product introductions depends on a number of factors including, but not limited to, pricing, competition, geographic market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction.
Macroeconomic Environment
Uncertainty surrounding macroeconomic and geopolitical factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, elevated interest rates, instability in the global financial markets, disruptions in the commodities’ markets as a result of the conflict between Russia and Ukraine and conflicts in the Middle East, including Israel, and the introduction of or changes in tariffs or trade barriers may result in a recession, which could have a material adverse effect on our business.
Market-related supply chain constraints have generally eased, with some isolated residual stresses, particularly for engineered materials and at certain subcontract suppliers. These isolated instances of supply disruption have not had a material impact through the first half of 2024. Additionally, prices of materials remain elevated from historical levels due to market demand or production-related cost inflation. With elevated interest rates, access to credit is more difficult, and any insolvency of certain suppliers, including sole- and single-sourced suppliers, may have heightened continuity risks. Incidents of cybersecurity breaches, which have not significantly impacted our supply chain to date, also remain an active threat to sustained supply continuity. We are actively engaged in activities that seek to mitigate the impact of any supply chain risks and disruptions on our operations.
A number of hospitals continue to experience challenges with staffing and cost pressures that could affect their ability to provide patient care. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation have driven up operating costs and elevated interest rates have made access to credit more expensive. Hospitals may also be adversely affected by the liquidity concerns as a result of the broader macroeconomic environment. Any or all of these factors could negatively impact the number of da Vinci procedures performed or surgical systems placed and have a material adverse effect on our business, financial condition, or results of operations.
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
In January 2023, COVID-19 resurgences in China negatively impacted our procedure volumes in the region. However, as infections and hospitalization decreased in February 2023 and March 2023, our procedure volumes recovered. We did not experience significant procedure volume disruptions due to COVID-19 outbreaks in any of our geographic markets during the remainder of 2023. Instead, throughout 2023, we saw a positive impact on procedure volumes and believe that such positive impacts were partially attributable to patients who had deferred treatment returning for diagnosis and treatment.
During the first half of 2024, we did not experience noticeable procedure volume disruptions due to COVID-19. We also believe that a large portion of the patients in the backlog that required treatment during the COVID-19 pandemic have now been treated. Therefore, we expect that the impact of patient backlogs has been, and will continue to be, less significant on procedure volumes in 2024 than in the prior year.
Business Model
Overview
We generate up-front revenue from the placement of da Vinci systems through sales or sales-type lease arrangements and recurring revenue over time through fixed-payment or usage-based operating lease arrangements. We also earn recurring revenue from the sales of instruments, accessories, and services.
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
We generate revenue from our Ion endoluminal system in a business model consistent with the da Vinci surgical system model described above. We generate up-front revenue from the placement of Ion systems through sales or sales-type lease arrangements and recurring revenue over time through fixed-payment or usage-based operating lease arrangements. We also earn recurring revenue from the sales of instruments, accessories, and services. The Ion endoluminal system generally sells for between $500,000 and $675,000. Our instruments and accessories have limited lives and will either expire or wear out as they are used in procedures, at which point they need to be replaced. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $55,000 and $70,000.
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
We use the installed base, number of placements, and utilization of systems as metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Management believes that the installed base, number of placements, and utilization of systems provide meaningful supplemental information regarding our performance, as management believes that the installed base, number of placements, and utilization of systems are indicators of the rate of adoption of our robotic-assisted medical procedures as well as an indicator of future recurring revenue. Management believes that both it and investors benefit from referring to the installed base, number of placements, and utilization of systems in assessing our performance and when planning, forecasting, and analyzing future periods. The installed base, number of placements, and utilization of systems also facilitate management’s internal comparisons of our historical performance. We believe that the installed base, number of placements, and utilization of systems are useful to investors as metrics, because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and (2) they are used by institutional investors and the analyst community to help them analyze the performance of our business. The vast majority of our installed systems are connected via the internet. System logs can also be accessed by field engineers for systems that are not connected to the internet. We utilize this information as well as other information from agreements and discussions with our customers that involve estimates and judgments, which are, by their nature, subject to substantial uncertainties and assumptions. Estimates and judgments for determining the installed base, number of placements, and utilization of systems may be impacted over time by various factors, including system internet connectivity, hospital and distributor reporting behavior, and inherent complexities in new agreements. Such estimates and judgments are also susceptible to technical errors. In addition, the relationship between the installed base, number of placements, and utilization of systems and our revenues may fluctuate from period to period, and growth in the installed base, number of placements, and utilization of systems may not correspond to an increase in revenue. The installed base, number of placements, and utilization of systems are not intended to be considered in isolation or as a substitute for, or superior to, revenue or other financial information prepared and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
Intuitive System Leasing
Since 2013, we have entered into sales-type and fixed-payment operating lease arrangements directly with certain qualified customers as a way to offer customers flexibility in how they acquire systems and expand their robotic-assisted programs while leveraging our balance sheet. These leases generally have commercially competitive terms as compared to other third-party entities that offer equipment leasing. More recently, we have also entered into usage-based operating lease arrangements with qualified customers that have committed da Vinci programs where we charge for the system and service as the systems are utilized. We believe that all of these alternative financing structures have been effective and well-received, and we are willing to expand the proportion of any of these structures based on customer demand. We include systems placed under fixed-payment and usage-based operating lease arrangements, as well as sales-type lease arrangements, in our system placement and installed base disclosures. We exclude operating lease-related revenue, including usage-based revenue, and Ion system revenue from our da Vinci surgical system average selling price (“ASP”) computations.

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
Systems Revenue
System placements are driven by procedure growth in most geographic markets. In some markets, system placements are constrained by regulation. In geographies where da Vinci procedure adoption is in an early stage or system placements are constrained by regulation, system sales will precede procedure growth. System placements also vary due to seasonality, largely aligned with hospital budgeting cycles. On an annual basis, we typically place a higher proportion of systems in the fourth quarter and a lower proportion in the first quarter as many customer budgets are reset. Systems revenue is also affected by the proportion of system placements under operating lease arrangements, recurring fixed-payment and usage-based operating lease revenue, Lease Buyouts, product mix, ASPs, trade-in activities, customer mix, and specified-price trade-in rights. We generally do not provide specified-price trade-in rights or upgrade rights at the time of a system purchase. However, we expect that the number of arrangements that may contain these specified-price trade-in rights will increase as we continue the phased launch of our next-generation multi-port platform, da Vinci 5. Systems revenue remained flat at $1.68 billion in 2023. Systems revenue declined 1% to $1.68 billion in 2022. Systems revenue grew 44% to $1.69 billion in 2021.
Procedure Mix / Products
Our da Vinci surgical systems are generally used for soft tissue surgery for areas of the body between the pelvis and the neck, primarily in general, gynecologic, urologic, cardiothoracic, and head and neck surgeries. Within these categories, procedures range in complexity from cancer and other highly complex procedures to less complex procedures for benign conditions. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex procedures for benign conditions. Thus, hospitals are more sensitive to the costs associated with treating less complex, benign conditions. Our strategy is to provide hospitals with attractive clinical and economical solutions across the spectrum of procedure complexity. Our fully featured da Vinci Xi and da Vinci 5 surgical systems with advanced instruments (including da Vinci energy and da Vinci stapler products) and our Integrated Table Motion product target the more complex procedure segment. Our da Vinci X surgical system is targeted toward price-sensitive geographic markets and procedures. Our da Vinci SP surgical system complements the da Vinci X, da Vinci Xi, and da Vinci 5 surgical systems by enabling surgeons to access narrow workspaces.
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
Clearances, Approvals, and Certifications
We have generally obtained the regulatory clearances, approvals, and certifications required to market our products associated with our da Vinci multi-port surgical systems (da Vinci S, da Vinci Si, da Vinci Xi, da Vinci X, and da Vinci 5 systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. Since 2022, we have additionally obtained regulatory clearances, approvals, and certifications for the following products:
•In July 2024, we obtained FDA clearance for the use of our da Vinci SP surgical system in general thoracoscopic surgical procedures.
•In April 2024, we obtained European certification in accordance with the EU MDR for our redesigned 8 mm SureForm 30 Curved-Tip and Straight-Tip Stapler instruments and reloads for use in general, thoracic, gynecologic, urologic, and pediatric surgery and recently filed a new submission for FDA clearance.
•In April 2024, we obtained FDA clearance to extend the number of uses of our catheter instrument used with our Ion endoluminal system from five to eight uses.
•In March 2024, we obtained FDA clearance for our da Vinci 5 surgical system, our next-generation multi-port robotic system, for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications as well as one contraindication related to the use of force feedback in hysterectomy and myomectomy procedures. Da Vinci 5 was initially made available to a select group of customers in the U.S. who had collaborated with us during the development period and those with mature robotic surgery programs. We will continue working with surgeons at these initial sites to generate additional data on the system’s use before a wider commercial introduction.
•In March 2024, we received NMPA regulatory clearance for our Ion endoluminal system in China. We plan to launch the Ion endoluminal system in a measured fashion later in 2024 in China while we optimize training pathways and our supply chain as well as collect additional clinical data. In September 2023, we received regulatory clearance in South Korea for our Ion endoluminal system. We expect the introduction of the Ion system in South Korea to follow the refinement of our training pathways in the region and the gathering of local clinical and economic data. In March 2023, we obtained European certification in accordance with the EU MDR for our Ion endoluminal system. In Europe, we are seeing continued progress in our commercialization in the United Kingdom (“UK”) and are beginning to place Ion systems in continental Europe with a similar approach of initially focusing on the collection of clinical data in support of our European reimbursement strategy.
•In January 2024, we obtained European certification in accordance with the EU MDR for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, and breast surgical procedures. We plan to commercialize the da Vinci SP surgical system in select major European countries throughout 2024 as part of a measured rollout strategy. During the second quarter of 2024, we placed 10 da Vinci SP systems in Europe. In September 2022, we obtained regulatory clearance for our da Vinci SP surgical system in Japan for use in general surgeries, thoracic surgeries (excluding cardiac procedures and intercostal approaches), urologic surgeries, gynecologic surgeries, and transoral head and neck surgeries.
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
In June 2023, the China National Health Commission published the 14th five-year plan quota for major medical equipment to be sold in China on its official website (the “2023 Quota”). Under the 2023 Quota, the government will allow for the sale of 559 new surgical robots into China, which could include da Vinci surgical systems as well as surgical systems introduced by others. As of June 30, 2024, including systems that were sold in prior quarters, we have placed 92 da Vinci surgical systems under the 2023 Quota. Future sales of da Vinci surgical systems under this and any previously published open quotas are uncertain, as they are open to other medical device companies that have introduced robotic-assisted surgical systems and are dependent on hospitals completing a tender process and receiving associated approvals. Our ability to track the number of systems that could be sold under these quotas in the future is limited by provincial and national agencies making such information publicly available.
Since 2022, several provinces in China have implemented significant limits on what hospitals can charge patients for surgeries using robotic surgical technology, including soft tissue surgery and orthopedics. These limits have significantly impacted the number of procedures performed and have impacted our instruments and accessories revenue in those provinces. However, as of the date of this report, these limits have not had a material impact on our business, financial condition, or results of operations, as only a small portion of our installed base in China is currently located in the impacted provinces. Companies providing robotic surgical technology, including our Joint Venture in China, have been meeting with Chinese government healthcare agencies to discuss these developments and to provide feedback. We cannot assure you that additional provincial or national healthcare agencies and administrations will not impose similar limits, and we expect to continue to face increased pricing pressure, both of which could further impact the number of procedures performed and our instruments and accessories revenue in China.
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
Da Vinci Procedures
The adoption of robotic-assisted surgery using the da Vinci surgical system has the potential to grow for those procedures that offer greater patient value than to non-da Vinci alternatives and competitive total economics for healthcare providers. Our da Vinci surgical systems are used primarily in general, gynecologic, urologic, cardiothoracic, and head and neck surgeries. We focus our organization and investments on developing, marketing, and training products and services for procedures in which da Vinci can bring patient value relative to alternative treatment options and/or economic benefit to healthcare providers. Target procedures in general surgery include hernia repair (both ventral and inguinal), colorectal, cholecystectomy, and bariatric procedures. Target procedures in urology include prostatectomy and partial nephrectomy. Target procedures in gynecology include hysterectomy for both cancer and benign conditions and sacrocolpopexy. In cardiothoracic surgery, target procedures include lung resection. In head and neck surgery, target procedures include transoral surgery. Not all indications, procedures, or products described may be available in a given country or region or on all generations of da Vinci surgical systems. Surgeons and their patients need to consult the product labeling in their specific country and for each product in order to determine the cleared uses, as well as important limitations, restrictions, or contraindications.
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

Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 17% for the three months ended June 30, 2024, compared to approximately 22% for the three months ended June 30, 2023. Total da Vinci procedures performed by our customers grew approximately 16% for the six months ended June 30, 2024, compared to approximately 24% for the six months ended June 30, 2023. We believe that the growth in the comparative second quarter 2023 U.S. and OUS procedures partially reflected a benefit from incremental procedures performed, which resulted from a backlog of patient treatments that had been built during the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The second quarter 2024 procedure growth was largely attributable to growth in U.S. general surgery, OUS general surgery (particularly cancer), OUS urologic surgery, U.S. gynecologic surgery, and OUS gynecologic surgery.
U.S. Procedures. U.S. da Vinci procedures grew approximately 14% for the three months ended June 30, 2024, compared to approximately 19% for the three months ended June 30, 2023. U.S. da Vinci procedures grew approximately 14% for the six months ended June 30, 2024, compared to approximately 22% for the six months ended June 30, 2023. The second quarter 2024 U.S. procedure growth was largely attributable to strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and colorectal procedures. The number of U.S. da Vinci bariatric procedures performed declined modestly in the second quarter of 2024 compared to the second quarter of 2023. It is unclear whether the overall decline in the U.S. for surgical bariatric procedures will continue as patients evaluate new drug therapies and, if the decline continues, it is unclear what the rate of decline will be.
OUS Procedures. OUS da Vinci procedures grew approximately 22% for the three months ended June 30, 2024, compared to approximately 28% for the three months ended June 30, 2023. OUS da Vinci procedures grew approximately 21% for the six months ended June 30, 2024, compared to approximately 28% for the six months ended June 30, 2023. The second quarter 2024 OUS procedure growth was driven by growth in general surgery procedures, most notably colorectal and hernia repair procedures, urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and gynecologic procedures. We saw strong procedure growth in Germany, the UK, Italy, and India during the second quarter of 2024. While geographic market maturity and levels of adoption differ by region and country, OUS da Vinci procedure growth is generally being driven by procedures beyond urology, reflecting surgeons’ growing adoption of general surgery, gynecologic, and thoracic procedures. In Korea, we believe that the number of procedures performed were significantly negatively impacted by doctor strikes in the country during the first half of 2024. The extent of the continued impact of these strikes on procedures in Korea remains uncertain.
System Demand
We placed 341 da Vinci surgical systems in the second quarter of 2024, compared to 331 systems in the second quarter of 2023. The increase in system placements reflects incremental sales of our next-generation da Vinci 5 system and continued demand for additional capacity by our customers as a result of procedure growth, partially offset by a smaller number of third-generation da Vinci systems available for trade-in. During the second quarter of 2024, we placed 70 da Vinci 5 systems.
We continue to see our customers challenged by staffing shortages, inflation, debt servicing costs, government spending, and other financial pressures. As a result, we expect our customers to continue to be cautious in their overall capital spending. In addition, system demand in China has been impacted by increasing robotic-assisted surgical system competition from domestic companies as well as a broader central government focus on systematic governance. Targeting the healthcare sector, this campaign was initially launched by the Chinese government in July 2023 and has resulted in heightened scrutiny by medical institutions with respect to initiating tenders, with some tenders being canceled or delayed without a timeline. In the second quarter of 2024, the effect of this campaign contributed to fewer systems being placed in China. Currently, the extent of the impact of this campaign on our business remains uncertain.
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
Demand may also be impacted by competition, including from companies that have introduced products in the field of robotic-assisted medical procedures or have made explicit statements about their efforts to enter the field including, but not limited to, the following companies: Asensus Surgical, Inc.; Beijing Surgerii Robotics Company Limited; CMR Surgical Ltd.; Johnson & Johnson; Medicaroid Corporation; Medtronic plc; meerecompany Inc.; Noah Medical; Shandong Weigao Group

Medical Polymer Company Ltd.; Shanghai Microport Medbot (Group) Co., Ltd.; Shenzhen Edge Medical Co., Ltd.; and SS Innovations International, Inc.
Many of the above factors will also impact future demand for our Ion endoluminal system, as we extend our commercial offering into diagnostics, along with additional factors associated with a new product introduction, including, but not limited to, our ability to optimize manufacturing and our supply chain, competition, clinical data to demonstrate value, and market acceptance.
Recent Product Introductions
Da Vinci 5. Da Vinci 5 builds on da Vinci Xi’s highly functional design, featuring force feedback technology and instruments that enable surgeons to sense and measure the force exerted on tissue during surgery. It also includes new surgeon controllers, powerful vibration and tremor controls, a next-generation 3D display and image system, and throughput and workflow enhancements, such as an integrated electrosurgical unit and insufflation capabilities technology. Da Vinci 5 has more than 10,000 times the computing power of da Vinci Xi, allowing for innovative new system capabilities and advanced digital experiences, including integration with our My Intuitive app, SimNow (virtual reality simulator), Case Insights (computational observer), and Intuitive Hub (edge computing system). Additionally, the redesigned console provides greater surgeon comfort with customizable positioning, allowing surgeons to find their best fit for surgical viewing and comfort, including the ability to sit completely upright.
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
SureForm 30 Curved-Tip Stapler and Reloads. The 8 mm SureForm 30 Curved-Tip Stapler and reloads (gray, white, and blue) was designed to help surgeons better visualize and reach anatomy through a combination of the 8 mm diameter instrument shaft and jaws, 120-degree cone of wristed articulation, and the curved tip. As it fits through the 8 mm da Vinci surgical system instrument cannula, the stapler allows different angles for surgeons to approach patient anatomy. Consistent with our other SureForm staplers, the 8 mm SureForm 30 Curved-Tip Stapler integrates SmartFire technology, which makes automatic adjustments to the firing process as staples are formed and the transection is made. The technology makes more than 1,000 measurements per second, helping achieve a consistent staple line.

Second Quarter 2024 Operational and Financial Highlights
•Total revenue increased by 14% to $2.01 billion for the three months ended June 30, 2024, compared to $1.76 billion for the three months ended June 30, 2023.
•Approximately 661,000 da Vinci procedures were performed during the three months ended June 30, 2024, an increase of 17% compared to approximately 567,000 da Vinci procedures for the three months ended June 30, 2023.
•Approximately 23,200 Ion procedures were performed during the three months ended June 30, 2024, an increase of 82% compared to approximately 12,700 Ion procedures for the three months ended June 30, 2023.
•Instruments and accessories revenue increased by 16% to $1.24 billion for the three months ended June 30, 2024, compared to $1.08 billion for the three months ended June 30, 2023.
•Systems revenue increased by 14% to $448 million for the three months ended June 30, 2024, compared to $393 million during the three months ended June 30, 2023.
•During the three months ended June 30, 2024, we placed 341 da Vinci surgical systems compared to 331 systems during the three months ended June 30, 2023. The second quarter 2024 da Vinci surgical system placements included 70 da Vinci 5 systems.
•As of June 30, 2024, we had a da Vinci surgical system installed base of approximately 9,203 systems, an increase of 14% compared to an installed base of approximately 8,042 systems as of June 30, 2023.
•Utilization of da Vinci surgical systems, measured in terms of procedures per system per year, increased 2% relative to the second quarter of 2023.
•During the three months ended June 30, 2024, we placed 74 Ion systems compared to 59 systems during the three months ended June 30, 2023.
•As of June 30, 2024, we had an Ion system installed base of approximately 678 systems, an increase of 56% compared to an installed base of approximately 435 systems as of June 30, 2023.
•Gross profit as a percentage of revenue was 68.3% for the three months ended June 30, 2024, compared to 66.7% for the three months ended June 30, 2023.
•Operating income increased by 22% to $567 million for the three months ended June 30, 2024, compared to $463 million during the three months ended June 30, 2023. Operating income included $176 million and $148 million of share-based compensation expense related to employee stock plans and $5.2 million and $6.5 million of intangible asset-related charges for the three months ended June 30, 2024, and 2023, respectively.
•As of June 30, 2024, we had $7.68 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $0.34 billion, compared to $7.34 billion as of December 31, 2023, primarily as a result of cash provided by operating activities and proceeds from stock option exercises and employee stock purchases, partially offset by cash used for capital expenditures and taxes paid related to net share settlements of equity awards.

Results of Operations
The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements (“Financial Statements”) and Notes thereto.
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	% of Total Revenue	2023	% of Total Revenue	2024	% of Total Revenue	2023	% of Total Revenue
Revenue:
Product	$1,692.6	84%	$1,468.6	84%	$3,269.7	84%	$2,881.6	83%
Service	317.3	16%	287.3	16%	630.8	16%	570.5	17%
Total revenue	2,009.9	100%	1,755.9	100%	3,900.5	100%	3,452.1	100%
Cost of revenue:
Product	539.4	27%	498.0	28%	1,093.8	28%	991.0	29%
Service	97.8	5%	86.0	5%	188.6	5%	176.2	5%
Total cost of revenue	637.2	32%	584.0	33%	1,282.4	33%	1,167.2	34%
Product gross profit	1,153.2	57%	970.6	56%	2,175.9	56%	1,890.6	54%
Service gross profit	219.5	11%	201.3	11%	442.2	11%	394.3	12%
Gross profit	1,372.7	68%	1,171.9	67%	2,618.1	67%	2,284.9	66%
Operating expenses:
Selling, general and administrative	525.3	26%	464.3	26%	1,016.8	26%	944.8	27%
Research and development	280.1	14%	244.4	14%	564.6	14%	489.3	14%
Total operating expenses	805.4	40%	708.7	40%	1,581.4	40%	1,434.1	41%
Income from operations	567.3	28%	463.2	27%	1,036.7	27%	850.8	25%
Interest and other income, net	87.2	4%	36.0	1%	156.3	4%	70.2	2%
Income before taxes	654.5	32%	499.2	28%	1,193.0	31%	921.0	27%
Income tax expense	123.0	6%	73.2	4%	114.1	3%	134.2	4%
Net income	531.5	26%	426.0	24%	1,078.9	28%	786.8	23%
Less: net income attributable to noncontrolling interest in joint venture	4.6	—%	5.2	—%	7.1	1%	10.7	1%
Net income attributable to Intuitive Surgical, Inc.	$526.9	26%	$420.8	24%	$1,071.8	27%	$776.1	22%
Total Revenue
Total revenue increased by 14% to $2.01 billion for the three months ended June 30, 2024, compared to $1.76 billion for the three months ended June 30, 2023, resulting from 16% higher instruments and accessories revenue, 14% higher systems revenue, and 10% higher service revenue.
Total revenue increased by 13% to $3.90 billion for the six months ended June 30, 2024, compared to $3.45 billion for the six months ended June 30, 2023, resulting from 17% higher instruments and accessories revenue, 11% higher service revenue, and 6% higher systems revenue.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 25% for both the three and six months ended June 30, 2024, and 25% for both the three and six months ended June 30, 2023. We generally sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations, as determined by comparing current period revenue in USD to current period revenue in local currency using the same foreign exchange rates as the prior year same period, net of the impacts from foreign currency hedging, had an unfavorable impact on OUS total revenue of $16 million and an unfavorable impact on OUS total revenue of $12 million for the three months ended June 30, 2024, and 2023, respectively. Foreign currency rate fluctuations, net of the impacts from foreign currency hedging, had an unfavorable impact on OUS total revenue of $27 million and an unfavorable impact on OUS total revenue of $46 million for the six months ended June 30, 2024, and 2023, respectively.

Revenue generated in the U.S. accounted for 66% of total revenue for both the three and six months ended June 30, 2024, respectively, and 65% of total revenue for both the three and six months ended June 30, 2023. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.
The following table summarizes our revenue and system unit placements for the three and six months ended June 30, 2024, and 2023, respectively (in millions, except percentages and unit placements):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Instruments and accessories	$1,244.4	$1,075.9	$2,403.3	$2,061.5
Systems	448.2	392.7	866.4	820.1
Total product revenue	1,692.6	1,468.6	3,269.7	2,881.6
Services	317.3	287.3	630.8	570.5
Total revenue	$2,009.9	$1,755.9	$3,900.5	$3,452.1

U.S.	$1,319.2	$1,142.5	$2,557.7	$2,252.4
OUS	690.7	613.4	1,342.8	1,199.7
Total revenue	$2,009.9	$1,755.9	$3,900.5	$3,452.1
% of Revenue – U.S.	66%	65%	66%	65%
% of Revenue – OUS	34%	35%	34%	35%

Instruments and accessories	$1,244.4	$1,075.9	$2,403.3	$2,061.5
Services	317.3	287.3	630.8	570.5
Operating lease revenue	156.9	122.7	304.9	234.7
Total recurring revenue	$1,718.6	$1,485.9	$3,339.0	$2,866.7
% of Total revenue	86%	85%	86%	83%

Da Vinci Surgical System Placements by Region
U.S. unit placements	149	157	297	298
OUS unit placements	192	174	357	345
Total unit placements*	341	331	654	643
*Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	83	73	148	142
*Systems placed under usage-based operating lease arrangements (included in total unit placements)	92	91	186	153

Da Vinci Surgical System Placements involving System Trade-ins
Unit placements involving trade-ins	21	60	50	127
Unit placements not involving trade-ins	320	271	604	516

Ion System Placements**	74	59	144	114
**Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	16	17	42	32
**Systems placed under usage-based operating lease arrangements (included in total unit placements)	24	13	37	29

Product Revenue
Three Months Ended June 30, 2024
Product revenue increased by 15% to $1.69 billion for the three months ended June 30, 2024, compared to $1.47 billion for the three months ended June 30, 2023.
Instruments and accessories revenue increased by 16% to $1.24 billion for the three months ended June 30, 2024, compared to $1.08 billion for the three months ended June 30, 2023. The increase in instruments and accessories revenue was primarily driven by approximately 17% higher da Vinci procedure volume, approximately 82% higher Ion procedure volume, and higher pricing for da Vinci instruments and accessories, partially offset by customer buying patterns. The second quarter 2024 U.S. da Vinci procedure growth was approximately 14%, driven by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and colorectal procedures. The number of U.S. da Vinci bariatric procedures performed declined modestly in the second quarter of 2024 compared to the second quarter of 2023. It is unclear whether the overall decline in the U.S. for surgical bariatric procedures will continue as patients evaluate new drug therapies and, if the decline continues, it is unclear what the rate of decline will be. The second quarter 2024 OUS da Vinci procedure growth was approximately 22%, driven by growth in general surgery procedures, most notably colorectal and hernia repair procedures, urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and gynecologic procedures. Geographically, the second quarter 2024 OUS da Vinci procedure growth was driven by several markets with particular strength in Germany, the UK, Italy, and India.
Systems revenue increased by 14% to $448 million for the three months ended June 30, 2024, compared to $393 million for the three months ended June 30, 2023. The higher second quarter 2024 system revenue was primarily driven by higher operating lease revenue, higher sales-type lease revenue, and higher lease buyout revenue, partially offset by a higher proportion of da Vinci system placements under operating leases (despite more da Vinci system placements).
During the second quarter of 2024, 341 da Vinci surgical systems were placed compared to 331 systems during the second quarter of 2023. By geography, 149 systems were placed in the U.S., 71 in Europe, 95 in Asia, and 26 in other markets during the second quarter of 2024, compared to 157 systems placed in the U.S., 76 in Europe, 67 in Asia, and 31 in other markets during the second quarter of 2023. The increase in system placements was primarily driven by 70 da Vinci 5 system placements and continued demand for additional capacity by our customers as a result of procedure growth, partially offset by a smaller number of third-generation da Vinci systems available for trade-in. As of June 30, 2024, we had a da Vinci surgical system installed base of approximately 9,203 systems, compared to an installed base of approximately 8,042 systems as of June 30, 2023. The incremental system installed base reflects continued procedure growth and further customer validation that robotic-assisted surgery addresses their quintuple aim objectives.
The following table summarizes our da Vinci system placements and systems installed at customers under leasing arrangements for three months ended June 30, 2024, and 2023:

	Three Months Ended June 30,
	2024	2023
Da Vinci System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	83	73
Usage-based operating lease arrangements	92	91
Total da Vinci system placements under operating lease arrangements	175	164
% of Total da Vinci system placements	51%	50%
Sales-type lease arrangements	26	6
Total da Vinci system placements under leasing arrangements	201	170

Da Vinci System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	1,261	1,108
Usage-based operating lease arrangements	1,208	817
Total da Vinci system installed base under operating leasing arrangements	2,469	1,925
Operating lease revenue, including the contribution from Ion systems, was $157 million for the three months ended June 30, 2024, of which $80 million was variable lease revenue related to usage-based arrangements, compared to $123 million for the three months ended June 30, 2023, of which $53 million was variable lease revenue related to usage-based arrangements. Revenue from Lease Buyouts was $28 million for the three months ended June 30, 2024, compared to $12 million for the three months ended June 30, 2023. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise buyout options embedded in their leases.
The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements, Ion systems, and the impact of specified-price trade-in rights, was approximately $1.44 million for the three months ended June 30, 2024, compared to approximately $1.39 million for the three months ended June 30, 2023. The higher second quarter 2024 ASP was largely driven by favorable product mix and fewer trade-ins, partially offset by higher pricing discounts, foreign currency impacts, and unfavorable geographic mix. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
During the second quarter of 2024, 74 Ion systems were placed compared to 59 systems during the second quarter of 2023. The increase in system placements was primarily driven by the demand for additional capacity by our customers due to procedure growth. As of June 30, 2024, we had an Ion system installed base of approximately 678 systems, compared to an installed base of approximately 435 systems as of June 30, 2023.
The following table summarizes our Ion system placements and systems installed at customers under leasing arrangements for three months ended June 30, 2024, and 2023:

	Three Months Ended June 30,
	2024	2023
Ion System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	16	17
Usage-based operating lease arrangements	24	13
Total Ion system placements under operating lease arrangements	40	30
% of Total Ion system placements	54%	51%
Sales-type lease arrangements	—	2
Total Ion system placements under leasing arrangements	40	32

Ion System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	116	85
Usage-based operating lease arrangements	159	90
Total Ion system installed base under operating leasing arrangements	275	175
Six Months Ended June 30, 2024
Product revenue increased by 13% to $3.27 billion for the six months ended June 30, 2024, compared to $2.88 billion for the six months ended June 30, 2023.
Instruments and accessories revenue increased by 17% to $2.40 billion for the six months ended June 30, 2024, compared to $2.06 billion for the six months ended June 30, 2023. The increase in instruments and accessories revenue was primarily driven by approximately 16% higher da Vinci procedure volume, higher pricing for da Vinci instruments and accessories, and approximately 86% higher Ion procedure volume, partially offset by customer buying patterns. The year-to-date 2024 U.S. da Vinci procedure growth was approximately 14%, driven by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and colorectal procedures. The number of U.S. bariatric procedures performed declined modestly in the first half of 2024 compared with the first half of 2023. It is unclear whether the decline in U.S. bariatric procedures will continue to be a temporary pause as patients evaluate new drug therapies or if growth in U.S. bariatric procedures will return in future periods. Growth in the more mature gynecologic procedure category was more moderate in the first half of 2024 as compared to the first half of 2023. The year-to-date 2024 OUS da Vinci procedure growth was approximately 21%, driven by growth in general surgery, most notably colorectal and hernia repair procedures, urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and gynecologic procedures. Geographically, the year-to-date 2024 OUS da Vinci procedure growth was driven by several markets with particular strength in Germany, the UK, Italy, and India.
Systems revenue increased by 6% to $0.87 billion for the six months ended June 30, 2024, compared to $0.82 billion for the six months ended June 30, 2023. The higher year-to-date 2024 system revenue was primarily driven by higher operating lease revenue, higher sales-type lease revenue, and higher lease buyout revenue, partially offset by a higher proportion of da Vinci system placements under operating leases (despite more da Vinci system placements).
During the six months ended June 30, 2024, a total of 654 da Vinci surgical systems were placed compared to 643 systems during the six months ended June 30, 2023. By geography, 297 systems were placed in the U.S., 155 in Europe, 151 in Asia, and 51 in other markets during the six months ended June 30, 2024, compared to 298 systems placed in the U.S., 177 in Europe, 123 in Asia, and 45 in other markets during the six months ended June 30, 2023. The increase in system placements was primarily driven by 78 da Vinci 5 system placements and continued demand for additional capacity by our customers as a result of procedure growth, partially offset by a smaller number of third-generation da Vinci systems available for trade-in.
The following table summarizes our da Vinci system placements at customers under leasing arrangements for six months ended June 30, 2024, and 2023:

	Six Months Ended June 30,
	2024	2023
Da Vinci System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	148	142
Usage-based operating lease arrangements	186	153
Total da Vinci system placements under operating lease arrangements	334	295
% of Total da Vinci system placements	51%	46%
Sales-type lease arrangements	32	20
Total da Vinci system placements under leasing arrangements	366	315
Operating lease revenue, including the contribution from Ion systems, was $305 million for the six months ended June 30, 2024, of which $150 million was variable lease revenue related to usage-based arrangements, compared to $235 million for the six months ended June 30, 2023, of which $99 million was variable lease revenue related to usage-based arrangements. Revenue from Lease Buyouts was $57 million for the six months ended June 30, 2024, compared to $36 million for the six months ended June 30, 2023. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise buyout options embedded in their leases.
The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements, Ion systems, and the impact of specified-price trade-in rights, was approximately $1.41 million for the six months ended June 30, 2024, compared to approximately $1.43 million for the six months ended June 30, 2023. The lower year-to-date 2024 ASP was largely driven by higher pricing discounts, unfavorable geographic mix, and foreign currency impacts, partially offset by favorable product mix and fewer trade-ins. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
During the six months ended June 30, 2024, 144 Ion systems were placed compared to 114 systems during the six months ended June 30, 2023. The increase in system placements was primarily driven by the demand for additional capacity by our customers due to procedure growth. As of June 30, 2024, we had an Ion system installed base of approximately 678 systems, compared to an installed base of approximately 435 systems as of June 30, 2023.
The following table summarizes our Ion system placements at customers under leasing arrangements for six months ended June 30, 2024, and 2023:

	Six Months Ended June 30,
	2024	2023
Ion System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	42	32
Usage-based operating lease arrangements	37	29
Total Ion system placements under operating lease arrangements	79	61
% of Total Ion system placements	55%	54%
Sales-type lease arrangements	—	5
Total Ion system placements under leasing arrangements	79	66
Service Revenue
Service revenue increased by 10% to $317 million for the three months ended June 30, 2024, compared to $287 million for the three months ended June 30, 2023. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue, partially offset by a higher proportion of early-stage usage-based operating lease arrangements where procedures are ramping up and a lower volume of incremental repairs.
Service revenue increased by 11% to $631 million for the six months ended June 30, 2024, compared to $571 million for the six months ended June 30, 2023. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue, partially offset by a higher proportion of early-stage usage-based operating lease arrangements where procedures are ramping up and a lower volume of incremental repairs.
Gross Profit
Product gross profit for the three months ended June 30, 2024, increased by 19% to $1.15 billion, representing 68.1% of product revenue, compared to $0.97 billion, representing 66.1% of product revenue, for the three months ended June 30, 2023. The higher product gross profit for the three months ended June 30, 2024, was primarily driven by higher product revenue as well as higher product gross profit margin. The higher product gross profit margin for the three months ended June 30, 2024, was primarily driven by lower component pricing from suppliers, lower logistics costs, and leverage on fixed overhead costs.
Product gross profit for the six months ended June 30, 2024, increased by 15% to $2.18 billion, representing 66.5% of product revenue, compared to $1.89 billion, representing 65.6% of product revenue, for the six months ended June 30, 2023. The higher product gross profit for the six months ended June 30, 2024, was primarily driven by higher product revenue as well as higher product gross profit margin. The higher product gross profit margin for the six months ended June 30, 2024, was primarily driven by lower component pricing from suppliers, lower logistics costs, and leverage on fixed overhead costs, partially offset by higher inventory reserves and higher share-based compensation expense.
Product gross profit for the three and six months ended June 30, 2024, included share-based compensation expense of $23.6 million and $46.3 million, respectively, compared with $20.9 million and $37.7 million for the three and six months ended June 30, 2023, respectively. Product gross profit for the three and six months ended June 30, 2024, included intangible assets amortization expense of $3.5 million and $7.1 million, respectively, compared with $3.3 million and $6.5 million for the three and six months ended June 30, 2023, respectively.
Service gross profit for the three months ended June 30, 2024, increased by 9% to $220 million, representing 69.2% of service revenue, compared to $201 million, representing 70.1% of service revenue, for the three months ended June 30, 2023. The higher service gross profit for the three months ended June 30, 2024, was primarily driven by higher service revenue, reflecting a larger installed base of da Vinci surgical systems, partially offset by a lower service gross profit margin. The lower service gross profit margin for the three months ended June 30, 2024, was primarily driven by early-stage usage-based operating lease arrangements where procedures are ramping up, partially offset by favorable impacts from leveraging volume of repairs.
Service gross profit for the six months ended June 30, 2024, increased by 12% to $442 million, representing 70.1% of service revenue, compared to $394 million, representing 69.1% of service revenue, for the six months ended June 30, 2023. The higher service gross profit for the six months ended June 30, 2024, was primarily driven by higher service revenue, reflecting a larger installed base of da Vinci surgical systems, and a higher service gross profit margin. The higher service gross profit margin for the six months ended June 30, 2024, was primarily driven by favorable impacts from leveraging volume of repairs, partially offset by early-stage usage-based operating lease arrangements where procedures are ramping up.
Service gross profit for the three and six months ended June 30, 2024, included share-based compensation expense of $7.6 million and $14.6 million, respectively, compared with $7.0 million and $14.0 million for the three and six months ended June 30, 2023, respectively. Service gross profit for the three and six months ended June 30, 2024, included intangible assets amortization expense of $0.2 million and $0.4 million, respectively, compared with $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, trade show expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended June 30, 2024, increased by 13% to $525 million, compared to $464 million for the three months ended June 30, 2023. The increase in selling, general and administrative expenses for the three months ended June 30, 2024, was primarily driven by higher headcount, higher share-based compensation expense, higher legal expenses and litigation charges, and increased infrastructure costs to support our growth.
Selling, general, and administrative expenses for the six months ended June 30, 2024, increased by 8% to $1.02 billion, compared to $0.94 billion for the six months ended June 30, 2023. The increase in selling, general, and administrative expenses for the six months ended June 30, 2024, was primarily driven by higher headcount, higher share-based compensation expense, increased infrastructure costs to support our growth, higher litigation charges, and higher training expenses.
Selling, general, and administrative expenses for the three and six months ended June 30, 2024, included share-based compensation expense of $79.6 million and $147.8 million, respectively, compared with $68.0 million and $134.7 million for the three and six months ended June 30, 2023, respectively. Selling, general, and administrative expenses for the three and six months ended June 30, 2024, included intangible assets amortization expense of $0.8 million and $1.6 million, respectively, compared with $0.8 million and $1.7 million for the three and six months ended June 30, 2023, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products. Our main product development initiatives include multi-port, Ion, and SP platform investments and our digital products and services.
Research and development expenses for the three months ended June 30, 2024, increased by 15% to $280 million, compared to $244 million for the three months ended June 30, 2023. Research and development expenses for the six months ended June 30, 2024, increased by 15% to $565 million, compared to $489 million for the six months ended June 30, 2023. The increase in research and development expenses for the three and six months ended June 30, 2024, was primarily driven by higher personnel-related expenses, including share-based compensation expense, and other project costs incurred to support a broader set of product development initiatives.
Research and development expenses for the three and six months ended June 30, 2024, included share-based compensation expense of $65.6 million and $123.3 million, respectively, compared with $52.3 million and $102.4 million for the three and six months ended June 30, 2023, respectively. Research and development expenses for the three and six months ended June 30, 2024, included intangible asset charges of $0.7 million and $1.2 million, respectively, compared with $2.2 million and $2.9 million for the three and six months ended June 30, 2023, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest And Other Income, Net
Interest and other income, net, for the three months ended June 30, 2024, increased by 142% to $87.2 million, compared to $36.0 million for the three months ended June 30, 2023. The increase in interest and other income, net, for the three months ended June 30, 2024, was primarily driven by higher interest income earned due to an increase in average interest rates and higher average cash and investment balances and unrealized gains on investments resulting from strategic arrangements (compared to unrealized losses on investments resulting from strategic arrangements for the three months ended June 30, 2023).
Interest and other income, net, for the six months ended June 30, 2024, increased by 123% to $156.3 million, compared to $70.2 million for six months ended June 30, 2023. The increase in interest and other income, net, for the six months ended June 30, 2024, was primarily driven by higher interest income earned due to an increase in average interest rates and higher average cash and investment balances and unrealized gains on investments resulting from strategic arrangements (compared to unrealized losses on investments resulting from strategic arrangements for the six months ended June 30, 2023).
Income Tax Expense
Income tax expense for the three months ended June 30, 2024, was $123.0 million, or 18.8% of income before taxes, compared to $73.2 million, or 14.7% of income before taxes, for the three months ended June 30, 2023. Income tax expense for the six months ended June 30, 2024, was $114.1 million, or 9.6% of income before taxes, compared to $134.2 million, or 14.6% of income before taxes, for the six months ended June 30, 2023.
Our higher effective tax rate for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily due to a lower tax rate benefit from excess tax benefits, as discussed below, and a less favorable jurisdictional earnings mix.
Our lower effective tax rate for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to a higher tax rate benefit from excess tax benefits, as discussed below, partially offset by a less favorable jurisdictional earnings mix.
Our provision for income taxes for the three and six months ended June 30, 2024, included excess tax benefits associated with employee equity plans of $35.7 million and $146.8 million, respectively, which reduced our effective tax rate by 5.5 and 12.3 percentage points, respectively. Our provision for income taxes for the three and six months ended June 30, 2023, included excess tax benefits associated with employee equity plans of $41.7 million and $64.2 million, respectively, which reduced our effective tax rate by 8.4 and 7.0 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under GAAP, which results in increased income tax expense volatility.
In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (“Pillar Two”) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there is no material impact to our tax provision for the three and six months ended June 30, 2024. We will continue to evaluate the impact of these tax law changes on future reporting periods.
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
Net Income Attributable to Noncontrolling Interest in Joint Venture
Net income attributable to noncontrolling interest in Joint Venture for the three months ended June 30, 2024, and 2023, was $4.6 million and $5.2 million, respectively.
Net income attributable to noncontrolling interest in Joint Venture for the six months ended June 30, 2024, and 2023, was $7.1 million and $10.7 million, respectively.
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
Our principal source of liquidity is cash provided by our operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased by $0.34 billion to $7.68 billion as of June 30, 2024, from $7.34 billion as of December 31, 2023, primarily as a result of cash provided by operating activities and proceeds from stock option exercises and employee stock purchases, partially offset by cash used for capital expenditures and taxes paid related to net share settlements of equity awards.
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

Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the six months ended June 30, 2024, and 2023 (in millions):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$885.9	$1,037.1
Investing activities	(595.6)	1,130.7
Financing activities	3.3	(317.9)
Effect of exchange rates on cash, cash equivalents, and restricted cash	3.1	7.0
Net increase in cash, cash equivalents, and restricted cash	$296.7	$1,856.9
Operating Activities
For the six months ended June 30, 2024, net cash provided by operating activities of $886 million was less than our net income of $1,079 million, primarily due to the following factors:
1.Our net income included non-cash charges of $500 million, consisting primarily of the following significant items: share-based compensation of $327 million; depreciation expense and losses on the disposal of property, plant, and equipment of $211 million; and deferred income taxes of $40 million.
2.The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $693 million of cash used in operating activities during the six months ended June 30, 2024. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $389 million, primarily to address the growth in the business as well as to mitigate risks of disruption that could arise from global supply chain shortages. Refer to Note 4 to the Financial Statements for further details in the supplemental cash flow information. Accrued compensation and employee benefits decreased by $115 million, primarily due to payments of 2023 incentive compensation, prepaid and other assets increased by $112 million, primarily due to the prepayment of certain taxes and commissions, and other accrued liabilities decreased by $82 million, primarily due to income tax payments. The unfavorable impact of these items on cash provided by operating activities was partially offset by a decrease in accounts receivable by $21 million, primarily due to the timing of billings and collections.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024, consisted primarily of $551 million paid for the acquisition of property, plant, and equipment and purchases of investments, net of proceeds from maturities and sales of investments, of $44 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in money market funds, U.S. treasury and U.S. government agency securities, high-quality corporate notes and bonds, commercial paper, non-U.S. government agency securities, and taxable and tax-exempt municipal notes.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024, consisted primarily of cash proceeds from stock option exercises and employee stock purchases of $252 million, partially offset by cash used for taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $240 million.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the six months ended June 30, 2024, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended June 30, 2024:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
April 1 to April 30, 2024	—	$—	—	$1.1	billion
May 1 to May 31, 2024	—	$—	—	$1.1	billion
June 1 to June 30, 2024	—	$—	—	$1.1	billion
Total during quarter ended June 30, 2024	—	$—	—
(1) Since March 2009, we have had an active stock Repurchase Program. As of June 30, 2024, our Board had authorized an aggregate amount of up to $10.0 billion for stock repurchases, of which the most recent authorization occurred in July 2022, when our Board increased the authorized amount available under our stock Repurchase Program to $3.5 billion. The remaining $1.1 billion represents the amount available to repurchase shares under the authorized stock Repurchase Program as of June 30, 2024. The authorized stock Repurchase Program does not have an expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Plans
On April 30, 2024, Gary S. Guthart, Ph.D., the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Guthart’s trading plan provides for (i) potential exercises of vested stock options to purchase up to 50,400 shares of the Company’s common stock, (ii) potential sales of shares of the Company’s common stock received upon such exercises to cover exercise costs, estimated tax withholding amounts, and customary brokerage fees as well as potential additional sales of such shares, (iii) the potential donation of 12,500 shares of the Company’s common stock from a trust in which Dr. Guthart is a trustee, and (iv) potential sales of up to 14,880 shares of the Company’s common stock held by trusts in which the beneficiaries are children of Dr. Guthart, until April 30, 2025. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.
On May 2, 2024, Amal M. Johnson, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Ms. Johnson’s trading plan provides for the potential exercise and sale of up to 7,578 shares of the Company’s common stock subject to an option until May 2, 2025. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.
On May 6, 2024, Jamie E. Samath, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading plan. Mr. Samath’s trading plan provides for the potential sale of up to 32,200 shares of the Company’s common stock, including the potential exercise and sale of up to 26,703 shares of the Company’s common stock subject to stock options, until May 6, 2025. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.
On May 24, 2024, Henry L. Charlton, the Company’s Chief Commercial and Marketing Officer, adopted a Rule 10b5-1 trading plan. Mr. Charlton’s trading plan provides for the potential sale of up to 40,243 shares of the Company’s common stock, including the potential exercise and sale of up to 19,758 shares of the Company’s common stock subject to stock options, until May 26, 2025. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.
On June 10, 2024, Gary H. Loeb, the Company’s General Counsel and Chief Compliance Officer, adopted a Rule 10b5-1 trading plan. Mr. Loeb’s trading plan provides for the potential sale of up to 300 shares of the Company’s common stock until June 10, 2025. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.
On June 13, 2024, Mark P. Brosius, the Company’s Senior Vice President and Chief Manufacturing and Supply Chain Officer, adopted a Rule 10b5-1 trading plan. Mr. Brosius’s trading plan provides for the potential sale of up to 7,972 shares of the Company’s common stock, including the potential exercise and sale of up to 4,221 shares of the Company’s common stock subject to stock options, until June 13, 2025. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.
On June 14, 2024, Amy L. Ladd, M.D., a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Ladd’s trading plan provides for the potential sale of up to 600 shares of the Company’s common stock, until July 25, 2025. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as Amended.
3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Amended and Restated Bylaws of the Company.
10.1(4)	Amended and Restated Intuitive Surgical, Inc. 2010 Incentive Award Plan.
10.2(5)	Amended and Restated Intuitive Surgical, Inc. 2000 Employee Stock Purchase Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.

1.Incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q filed on July 23, 2020 (File No. 000-30713).
2.Incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q filed on October 20, 2021 (File No. 000-30713).
3.Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on February 1, 2021 (File No. 000-30713).
4.Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on April 30, 2024 (File No. 000-30713).
5.Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on April 30, 2024 (File No. 000-30713).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ JAMIE E. SAMATH
Jamie E. Samath
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: July 19, 2024