Form 10-Q
period 2024-09-30
INTUITIVE SURGICAL INC
filed 2024-10-18
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 356,179,445 shares of Common Stock, $0.001 par value per share, outstanding as of October 15, 2024.

INTUITIVE SURGICAL, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,413.3	$2,750.1
Short-term investments	1,818.4	2,473.1
Accounts receivable, net	1,153.0	1,130.2
Inventory	1,481.7	1,220.6
Prepaids and other current assets	349.2	314.0
Total current assets	7,215.6	7,888.0
Property, plant, and equipment, net	4,433.0	3,537.6
Long-term investments	4,079.8	2,120.0
Deferred tax assets	997.0	910.5
Intangible and other assets, net	669.7	636.7
Goodwill	348.3	348.7
Total assets	$17,743.4	$15,441.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218.7	$188.7
Accrued compensation and employee benefits	377.5	436.4
Deferred revenue	426.0	446.1
Other accrued liabilities	654.6	587.5
Total current liabilities	1,676.8	1,658.7
Other long-term liabilities	389.1	385.5
Total liabilities	2,065.9	2,044.2
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; zero shares issued and outstanding as of September 30, 2024, and December 31, 2023	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 356.2 shares and 352.3 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	0.4	0.4
Additional paid-in capital	9,440.2	8,576.4
Retained earnings	6,129.8	4,743.0
Accumulated other comprehensive income (loss)	12.9	(12.2)
Total Intuitive Surgical, Inc. stockholders’ equity	15,583.3	13,307.6
Noncontrolling interest in joint venture	94.2	89.7
Total stockholders’ equity	15,677.5	13,397.3
Total liabilities and stockholders’ equity	$17,743.4	$15,441.5
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions (except per share amounts)	2024	2023	2024	2023
Revenue:
Product	$1,709.2	$1,450.8	$4,978.9	$4,332.4
Service	328.9	292.9	959.7	863.4
Total revenue	2,038.1	1,743.7	5,938.6	5,195.8
Cost of revenue:
Product	555.4	489.5	1,649.2	1,480.5
Service	108.8	87.0	297.4	263.2
Total cost of revenue	664.2	576.5	1,946.6	1,743.7
Gross profit	1,373.9	1,167.2	3,992.0	3,452.1
Operating expenses:
Selling, general and administrative	510.6	452.0	1,527.4	1,396.8
Research and development	286.0	249.4	850.6	738.7
Total operating expenses	796.6	701.4	2,378.0	2,135.5
Income from operations	577.3	465.8	1,614.0	1,316.6
Interest and other income, net	93.7	56.2	250.0	126.4
Income before taxes	671.0	522.0	1,864.0	1,443.0
Income tax expense	100.4	102.2	214.5	236.4
Net income	570.6	419.8	1,649.5	1,206.6
Less: net income attributable to noncontrolling interest in joint venture	5.5	4.1	12.6	14.8
Net income attributable to Intuitive Surgical, Inc.	$565.1	$415.7	$1,636.9	$1,191.8
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.59	$1.18	$4.61	$3.40
Diluted	$1.56	$1.16	$4.53	$3.34
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	355.8	351.7	354.8	351.0
Diluted	362.7	358.2	361.4	357.1

Other comprehensive income, net of tax:
Unrealized gains (losses) on hedge instruments	$(15.5)	$4.3	$(5.1)	$12.8
Unrealized gains on available-for-sale securities	59.5	25.6	60.8	76.3
Foreign currency translation gains (losses)	(6.9)	(6.8)	(30.4)	15.9
Prior service cost for employee benefit plans	(0.2)	—	(0.3)	—
Other comprehensive income	36.9	23.1	25.0	105.0
Total comprehensive income	607.5	442.9	1,674.5	1,311.6
Less: comprehensive income attributable to noncontrolling interest	6.0	3.9	12.5	13.8
Total comprehensive income attributable to Intuitive Surgical, Inc.	$601.5	$439.0	$1,662.0	$1,297.8
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
in millions	2024	2023
Operating activities:
Net income	$1,649.5	$1,206.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	323.7	283.5
Amortization of intangible assets	13.6	15.1
Loss (gain) on investments, accretion of discounts, and amortization of premiums on investments, net	(38.2)	14.7
Deferred income taxes	(104.5)	(61.0)
Share-based compensation expense	499.8	442.4
Amortization of contract acquisition assets	27.0	22.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21.8)	(19.7)
Inventory	(650.9)	(528.2)
Prepaids and other assets	(79.6)	37.5
Accounts payable	21.2	27.7
Accrued compensation and employee benefits	(58.9)	(26.8)
Deferred revenue	(6.1)	(1.0)
Other liabilities	17.6	172.1
Net cash provided by operating activities	1,592.4	1,585.5
Investing activities:
Purchase of investments	(3,709.6)	(820.2)
Proceeds from sales of investments	100.2	47.7
Proceeds from maturities of investments	2,400.0	2,092.4
Purchase of property, plant, and equipment	(799.2)	(628.7)
Acquisition of businesses, net of cash, and intellectual property and other investing activities	—	(7.1)
Net cash provided by (used in) investing activities	(2,008.6)	684.1
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	367.5	252.2
Taxes paid related to net share settlement of equity awards	(257.5)	(155.4)
Repurchase of common stock	—	(350.0)
Cash dividends paid by joint venture to noncontrolling interest	(8.0)	—
Payment of deferred purchase consideration	(0.5)	(2.9)
Net cash provided by (used in) financing activities	101.5	(256.1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9.1)	8.7
Net increase (decrease) in cash, cash equivalents, and restricted cash	(323.8)	2,022.2
Cash, cash equivalents, and restricted cash, beginning of period	2,770.1	1,600.7
Cash, cash equivalents, and restricted cash, end of period	$2,446.3	$3,622.9
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In this report, “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries.
NOTE 1.    DESCRIPTION OF THE BUSINESS
Intuitive develops, manufactures, and markets da Vinci® surgical systems and the Ion® endoluminal system. The Company’s products and related services enable physicians and healthcare providers to improve the quality of and access to minimally invasive care. The da Vinci surgical system consists of a surgeon console or consoles, a patient-side cart, and a high-performance vision system. The Ion endoluminal system consists of a system cart, a controller, a catheter, and a vision probe. Both systems use software, instruments, and accessories.
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, the accompanying Financial Statements of Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2023, and include all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the information set forth herein.
Certain information and footnote disclosures typically included in the annual consolidated financial statements have been condensed or omitted. Accordingly, these Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on January 31, 2024. The results of operations for the first nine months of 2024 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
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
Supply chain constraints have generally improved to pre-COVID-19 pandemic levels, with some isolated residual stresses, particularly for engineered raw materials and at certain subcontract suppliers that are operationally challenged to meet the Company’s production requirements. These isolated instances of supply chain constraints have not had a material impact during the first nine months of 2024. Additionally, prices of materials for some components remain elevated from historical levels due to strong market demand or supply chain cost inflation. With elevated interest rates, access to credit is more difficult, and any insolvency of certain suppliers, including sole- and single-sourced suppliers, may have heightened continuity risks. Incidents of cybersecurity breaches, which have not significantly impacted the Company’s supply chain to date, also remain an active threat to sustained supply continuity. The Company is actively engaged in activities that seek to mitigate the impact of any supply chain risks and disruptions on its operations.
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
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale debt securities’ amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit loss, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments as of September 30, 2024, and December 31, 2023 (in millions):

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
September 30, 2024
Cash	$566.8	$—	$—	$—	$566.8	$566.8	$—	$—
Level 1:
Money market funds	1,709.4	—	—	—	1,709.4	1,709.4	—	—
U.S. treasuries	5,045.9	50.2	(7.0)	—	5,089.1	137.1	1,347.0	3,605.0
Subtotal	6,755.3	50.2	(7.0)	—	6,798.5	1,846.5	1,347.0	3,605.0
Level 2:
Corporate debt securities	393.7	—	(5.1)	(0.1)	388.5	—	294.5	94.0
U.S. government agencies	540.7	4.7	(2.4)	—	543.0	—	163.6	379.4
Municipal securities	14.8	—	(0.1)	—	14.7	—	13.3	1.4
Subtotal	949.2	4.7	(7.6)	(0.1)	946.2	—	471.4	474.8
Total assets measured at fair value	$8,271.3	$54.9	$(14.6)	$(0.1)	$8,311.5	$2,413.3	$1,818.4	$4,079.8

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2023
Cash	$526.2	$—	$—	$—	$526.2	$526.2	$—	$—
Level 1:
Money market funds	2,223.9	—	—	—	2,223.9	2,223.9	—	—
U.S. treasuries	2,850.2	20.1	(25.4)	—	2,844.9	—	1,276.0	1,568.9
Subtotal	5,074.1	20.1	(25.4)	—	5,068.8	2,223.9	1,276.0	1,568.9
Level 2:
Corporate debt securities	1,300.4	—	(25.8)	(1.1)	1,273.5	—	974.6	298.9
U.S. government agencies	402.6	2.0	(7.3)	—	397.3	—	149.5	247.8
Municipal securities	79.4	—	(2.0)	—	77.4	—	73.0	4.4
Subtotal	1,782.4	2.0	(35.1)	(1.1)	1,748.2	—	1,197.1	551.1
Total assets measured at fair value	$7,382.7	$22.1	$(60.5)	$(1.1)	$7,343.2	$2,750.1	$2,473.1	$2,120.0
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale debt securities (excluding money market funds), as of September 30, 2024 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,958.2	$1,955.5
Mature in one to five years	4,036.9	4,079.8
Total	$5,995.1	$6,035.3
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains and losses recognized on the sale of investments were immaterial for the periods presented.
The following tables present the breakdown of the available-for-sale debt securities with unrealized losses as of September 30, 2024, and December 31, 2023 (in millions):

	September 30, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$1,093.8	$(1.3)	$305.2	$(5.7)	$1,399.0	$(7.0)
Corporate debt securities	35.3	—	324.6	(5.1)	359.9	(5.1)
U.S. government agencies	31.7	(0.1)	144.1	(2.3)	175.8	(2.4)
Municipal securities	—	—	14.7	(0.1)	14.7	(0.1)
Total	$1,160.8	$(1.4)	$788.6	$(13.2)	$1,949.4	$(14.6)

	December 31, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$48.5	$—	$1,112.9	$(25.4)	$1,161.4	$(25.4)
Corporate debt securities	54.2	(0.1)	1,219.2	(25.8)	1,273.4	(25.9)
U.S. government agencies	29.8	—	185.6	(7.3)	215.4	(7.3)
Municipal securities	—	—	77.4	(1.9)	77.4	(1.9)
Total	$132.5	$(0.1)	$2,595.1	$(60.4)	$2,727.6	$(60.5)

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
The current unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of September 30, 2024, the Company does not intend to sell the investments in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell any of the investments before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company does not expect to realize any losses on these available-for-sale debt securities. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security.
For the three and nine months ended September 30, 2024, and 2023, credit losses related to available-for-sales debt securities were not material.
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
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2023 Carrying Value	Changes in Fair Value (1)	Purchases / Sales / Other (2)	September 30, 2024 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments without readily determinable fair value (Level 2)	$74.5	$2.6	$18.0	$95.1	$—	$95.1

(1) Recorded in interest and other income, net.
(2) Other includes foreign currency translation gains/(losses).
For the nine months ended September 30, 2024, the Company did not hold any equity investments with readily determinable fair values (Level 1).
For the nine months ended September 30, 2024, the Company recognized a net increase in fair value of $2.6 million for equity investments that lack readily determinable fair values (Level 2), primarily due to changes in observable prices for certain equity investments, partially offset by impairments of certain equity investments, which was reflected in interest and other income, net.
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

For these derivatives, the Company reports the unrealized after-tax gain or loss from the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies the amount into earnings in the same period in which the hedged transaction affects earnings. The amounts reclassified to revenue and expenses related to the hedged transactions and the ineffective portions of cash flow hedges were not material for the periods presented.
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
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Recognized gains (losses) in interest and other income, net	$(27.3)	$10.4	$2.8	$21.8
Foreign exchange gains (losses) related to balance sheet re-measurement	$31.5	$(13.1)	$(1.1)	$(24.0)
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Notional amounts:
Forward contracts	$365.2	$292.1	$688.9	$699.7
Gross fair value recorded in:
Prepaids and other current assets	$1.2	$3.1	$1.7	$5.0
Other accrued liabilities	$10.1	$5.9	$8.4	$6.6
NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected Condensed Consolidated Balance Sheet line items (in millions):

	As of
Accounts receivable, net	September 30, 2024	December 31, 2023
Trade accounts receivable, net	$984.7	$1,042.2
Unbilled accounts receivable and other	191.9	105.0
Sales returns and allowances	(23.6)	(17.0)
Total accounts receivable, net	$1,153.0	$1,130.2

	As of
Inventory	September 30, 2024	December 31, 2023
Raw materials	$522.6	$454.7
Work-in-process	214.9	159.9
Finished goods	744.2	606.0
Total inventory	$1,481.7	$1,220.6

	As of
Prepaids and other current assets	September 30, 2024	December 31, 2023
Net investment in sales-type leases – short-term	$137.0	$137.3
Other prepaids and other current assets	212.2	176.7
Total prepaids and other current assets	$349.2	$314.0

	As of
Property, plant, and equipment, net	September 30, 2024	December 31, 2023
Land	$464.1	$457.3
Building and building/leasehold improvements	1,428.5	1,002.1
Machinery and equipment	859.2	724.2
Operating lease assets – Intuitive System Leasing	1,455.1	1,149.7
Computer and office equipment	173.4	153.8
Capitalized software	280.7	257.8
Construction-in-process	1,583.5	1,354.7
Gross property, plant, and equipment	6,244.5	5,099.6
Less: Accumulated depreciation*	(1,811.5)	(1,562.0)
Total property, plant, and equipment, net	$4,433.0	$3,537.6

*Accumulated depreciation associated with operating lease assets – Intuitive System Leasing	$(526.1)	$(434.3)

	As of
Other accrued liabilities – short-term	September 30, 2024	December 31, 2023
Income and other taxes payable	$164.6	$111.4
Accrued construction-related capital expenditures	178.5	143.3
Other accrued liabilities	311.5	332.8
Total other accrued liabilities – short-term	$654.6	$587.5

	As of
Other long-term liabilities	September 30, 2024	December 31, 2023
Income taxes – long-term	$202.8	$233.8
Deferred revenue – long-term	59.6	45.6
Other long-term liabilities	126.7	106.1
Total other long-term liabilities	$389.1	$385.5
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Nine Months Ended September 30,
	2024	2023
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$423.8	$303.8
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$194.9	$135.2

NOTE 5.    REVENUE
The following table presents revenue disaggregated by type and geography (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S.	2024	2023	2024	2023
Instruments and accessories	$904.8	$775.7	$2,618.6	$2,240.4
Systems	265.4	216.0	702.2	627.6
Service	209.2	188.5	616.3	564.6
Total U.S. revenue	$1,379.4	$1,180.2	$3,937.1	$3,432.6

Outside of the U.S. (“OUS”)
Instruments and accessories	$359.4	$295.7	$1,048.9	$892.5
Systems	179.6	163.4	609.2	571.9
Service	119.7	104.4	343.4	298.8
Total OUS revenue	$658.7	$563.5	$2,001.5	$1,763.2

Total
Instruments and accessories	$1,264.2	$1,071.4	$3,667.5	$3,132.9
Systems	445.0	379.4	1,311.4	1,199.5
Service	328.9	292.9	959.7	863.4
Total revenue	$2,038.1	$1,743.7	$5,938.6	$5,195.8
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company’s system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $2.52 billion as of September 30, 2024. The remaining performance obligations are expected to be satisfied over the term of the system sale, lease, and service arrangements. Approximately 45% of the remaining performance obligations are expected to be recognized in the next 12 months with the remainder recognized thereafter over the term of the system sale, lease, and service arrangements, which are generally up to 5 years.
Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	September 30, 2024	December 31, 2023
Contract assets	$17.7	$20.2
Deferred revenue	$485.6	$491.7
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
During the three and nine months ended September 30, 2024, the Company recognized $81 million and $388 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2023. During the three and nine months ended September 30, 2023, the Company recognized $75 million and $372 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2022.

Intuitive System Leasing
The following table presents product revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales-type lease revenue	$30.2	$19.2	$88.6	$54.5
Operating lease revenue*	$167.8	$127.1	$472.7	$361.8

*Variable lease revenue related to usage-based arrangements included within operating lease revenue	$87.0	$54.2	$237.1	$153.4
Trade Accounts Receivable
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three and nine months ended September 30, 2024, and 2023, bad debt expense was not material.
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

	As of
	September 30, 2024	December 31, 2023
Gross lease receivables	$362.8	$384.5
Unearned income	(12.7)	(12.9)
Subtotal	350.1	371.6
Allowance for credit loss	(2.6)	(2.7)
Net investment in sales-type leases	$347.5	$368.9
Reported as:
Prepaids and other current assets	$137.0	$137.3
Intangible and other assets, net	210.5	231.6
Net investment in sales-type leases	$347.5	$368.9
Contractual maturities of gross lease receivables as of September 30, 2024, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2024	$39.0
2025	133.5
2026	94.0
2027	57.1
2028	26.0
2029 and thereafter	13.2
Total	$362.8

The Company enters into sales-type leases with certain qualified customers to purchase its systems. Sales-type leases have terms that generally range from 36 to 84 months and are usually collateralized by a security interest in the underlying assets. The allowance for loan loss is based on the Company’s assessment of the current expected lifetime loss on lease receivables. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the lease receivable balances, and current economic conditions that may affect a customer’s ability to pay. Lease receivables are considered past due 90 days after invoice.
The Company manages the credit risk of the net investment in sales-type leases using a number of factors relating to its customers, including, but not limited to, the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table summarizes the amortized cost basis by year of origination and by credit quality for the net investment in sales-type leases as of September 30, 2024 (in millions):

	2024	2023	2022	2021	2020	Prior	Net Investment
Credit Rating:
High	$31.0	$31.8	$47.6	$38.1	$11.0	$1.8	$161.3
Moderate	60.0	26.4	49.2	31.3	14.1	2.0	183.0
Low	2.7	1.1	—	1.7	0.3	—	5.8
Total	$93.7	$59.3	$96.8	$71.1	$25.4	$3.8	$350.1
For the three and nine months ended September 30, 2024, and 2023, credit losses related to the net investment in sales-type leases were not material.
NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions
There were no material acquisitions in the nine months ended September 30, 2024, and 2023.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance as of December 31, 2023	$348.7
Acquisition activity	—
Translation and other	(0.4)
Balance as of September 30, 2024	$348.3
Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible assets balances as of September 30, 2024, and December 31, 2023 (in millions):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$202.5	$(183.7)	$18.8	$206.3	$(178.4)	$27.9
Distribution rights and others	1.3	(1.0)	0.3	10.8	(9.2)	1.6
Customer relationships	28.1	(21.9)	6.2	32.5	(22.9)	9.6
Total intangible assets	$231.9	$(206.6)	$25.3	$249.6	$(210.5)	$39.1
Amortization expense related to intangible assets was $3.5 million and $5.1 million for the three months ended September 30, 2024, and 2023, respectively. Amortization expense related to intangible assets was $13.6 million and $15.1 million for the nine months ended September 30, 2024, and 2023, respectively.

The estimated future amortization expense related to intangible assets as of September 30, 2024, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2024	$3.3
2025	12.0
2026	5.2
2027	2.8
2028	1.3
2029 and thereafter	0.7
Total	$25.3
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
Patent Litigation
On October 19, 2022, a jury rendered a verdict against the Company awarding $10 million in damages to Rex Medical, L.P. in a patent infringement lawsuit. On September 20, 2023, the court granted the Company’s post-trial motion and reduced the damages to Rex Medical L.P. to nominal damages of $1. On October 18, 2023, Rex Medical filed a notice of appeal to the United States Court of Appeals for the Federal Circuit and, on October 31, 2023, Intuitive filed its notice of cross appeal. The parties have completed briefing before the Court of Appeals for the Federal Circuit. Based on currently available information, the Company does not believe that any losses arising from this matter would be material.
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
With regard to this class action case, on September 7, 2023, the Court heard argument on the parties’ respective motions for summary judgment and motions related to expert testimony. On March 31, 2024, the Court granted-in-part and denied-in-part plaintiffs’ motion for summary judgment on certain market definition issues, and denied Intuitive’s motion on the antitrust claims. In denying Intuitive’s motion, the Court declined to decide whether third-party companies were required to obtain 510(k) clearance for their services with respect to EndoWrists, and in the absence of a formal ruling from the FDA on that question denied Intuitive’s motion for summary judgment challenging plaintiffs’ standing on that ground. There were additional rulings on the expert witness issues as well. In the summary judgment order, the Court ruled with plaintiffs that the da Vinci robot and EndoWrist instruments occupy separate product markets for antitrust purposes. The Court also ruled that there is an antitrust aftermarket for the repair and replacement of EndoWrist instruments, and that Intuitive holds monopoly power in that aftermarket. The Court denied summary judgment for plaintiffs on the issue of whether soft-tissue surgical robots constitute a relevant antitrust market or are part of a larger market that includes laparoscopic and open surgery for antitrust purposes. On July 30, 2024, the Court granted Intuitive’s motion for reconsideration, vacating those portions of the Court’s March 31, 2024 Order granting summary judgment as to the definition of a U.S. market for EndoWrist repair and replacement and Intuitive’s market power in such a market. The Court has set a class certification hearing for January 23, 2025. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter, and no trial date has been set for this matter at this time.
On September 18, 2024, Restore Robotics Repairs (“Restore”) filed a complaint in the United States District Court for the Northern District of Florida alleging antitrust claims against the Company relating to the service and replacement of X/Xi EndoWrist instruments for use with the da Vinci X and Xi surgical systems. The Company has agreed to accept service of the complaint, and the parties agreed that Intuitive would have until December 9, 2024, to file a response. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.

NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	355.3	$0.4	$9,149.7	$5,581.7	$(23.5)	$14,708.3	$88.2	$14,796.5
Issuance of common stock through employee stock plans	1.0	—	115.6	—	—	115.6	—	115.6
Shares withheld related to net share settlement of equity awards	(0.1)	—	(0.4)	(17.0)	—	(17.4)	—	(17.4)
Share-based compensation expense related to employee stock plans	—	—	175.3	—	—	175.3	—	175.3
Net income attributable to Intuitive Surgical, Inc.	—	—	—	565.1	—	565.1	—	565.1
Other comprehensive income	—	—	—	—	36.4	36.4	0.5	36.9
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	5.5	5.5
Ending balance	356.2	$0.4	$9,440.2	$6,129.8	$12.9	$15,583.3	$94.2	$15,677.5

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	351.3	$0.4	$8,150.8	$3,807.7	$(79.8)	$11,879.1	$80.6	$11,959.7
Issuance of common stock through employee stock plans	0.7	—	77.4	—	—	77.4	—	77.4
Shares withheld related to net share settlement of equity awards	—	—	(0.6)	(14.2)	—	(14.8)	—	(14.8)
Share-based compensation expense related to employee stock plans	—	—	158.3	—	—	158.3	—	158.3
Net income attributable to Intuitive Surgical, Inc.	—	—	—	415.7	—	415.7	—	415.7
Other comprehensive income (loss)	—	—	—	—	23.3	23.3	(0.2)	23.1
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	4.1	4.1
Ending balance	352.0	$0.4	$8,385.9	$4,209.2	$(56.5)	$12,539.0	$84.5	$12,623.5

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	352.3	$0.4	$8,576.4	$4,743.0	$(12.2)	$13,307.6	$89.7	$13,397.3
Issuance of common stock through employee stock plans	4.6	—	367.5	—	—	367.5	—	367.5
Shares withheld related to net share settlement of equity awards	(0.7)	—	(7.4)	(250.1)	—	(257.5)	—	(257.5)
Share-based compensation expense related to employee stock plans	—	—	503.7	—	—	503.7	—	503.7
Net income attributable to Intuitive Surgical, Inc.	—	—	—	1,636.9	—	1,636.9	—	1,636.9
Other comprehensive income (loss)	—	—	—	—	25.1	25.1	(0.1)	25.0
Cash dividends declared and paid by joint venture	—	—	—	—	—	—	(8.0)	(8.0)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	12.6	12.6
Ending balance	356.2	$0.4	$9,440.2	$6,129.8	$12.9	$15,583.3	$94.2	$15,677.5

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	350.0	$0.4	$7,703.9	$3,500.1	$(162.5)	$11,041.9	$70.7	$11,112.6
Issuance of common stock through employee stock plans	4.1	—	252.2	—	—	252.2	—	252.2
Shares withheld related to net share settlement of equity awards	(0.6)	—	(6.9)	(148.5)	—	(155.4)	—	(155.4)
Share-based compensation expense related to employee stock plans	—	—	452.5	—	—	452.5	—	452.5
Repurchase and retirement of common stock	(1.5)	—	(15.8)	(334.2)	—	(350.0)	—	(350.0)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	1,191.8	—	1,191.8	—	1,191.8
Other comprehensive income (loss)	—	—	—	—	106.0	106.0	(1.0)	105.0
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	14.8	14.8
Ending balance	352.0	$0.4	$8,385.9	$4,209.2	$(56.5)	$12,539.0	$84.5	$12,623.5
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $10.0 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in July 2022, when the Board increased the authorized amount available under the Repurchase Program to $3.5 billion, including amounts remaining under previous authorization. As of September 30, 2024, the remaining amount of share repurchases authorized by the Board under the Repurchase Program was approximately $1.1 billion.

The following table summarizes stock repurchase activities (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares repurchased	—	—	—	1.5
Average price per share	$—	$—	$—	$238.1
Value of shares repurchased	$—	$—	$—	$350.0
Accumulated Other Comprehensive Income (Loss), Net of Tax, Attributable to Intuitive Surgical, Inc.
The components of accumulated other comprehensive income (loss), net of tax, attributable to Intuitive Surgical, Inc. are as follows (in millions):

	Three Months Ended September 30, 2024
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Losses	Employee Benefit Plans	Total
Beginning balance	$7.9	$(28.4)	$(3.5)	$0.5	$(23.5)
Other comprehensive income (loss) before reclassifications	(15.7)	59.5	(7.4)	—	36.4
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	—	—	(0.2)	—
Net current-period other comprehensive income (loss)	(15.5)	59.5	(7.4)	(0.2)	36.4
Ending balance	$(7.6)	$31.1	$(10.9)	$0.3	$12.9

	Three Months Ended September 30, 2023
	Gains on Hedge Instruments	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Gains	Employee Benefit Plans	Total
Beginning balance	$5.6	$(103.5)	$16.9	$1.2	$(79.8)
Other comprehensive income (loss) before reclassifications	2.0	25.6	(6.6)	—	21.0
Amounts reclassified from accumulated other comprehensive income	2.3	—	—	—	2.3
Net current-period other comprehensive income (loss)	4.3	25.6	(6.6)	—	23.3
Ending balance	$9.9	$(77.9)	$10.3	$1.2	$(56.5)

	Nine Months Ended September 30, 2024
	Losses on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.5)	$(29.7)	$19.4	$0.6	$(12.2)
Other comprehensive income (loss) before reclassifications	(10.5)	60.6	(30.3)	—	19.8
Amounts reclassified from accumulated other comprehensive income (loss)	5.4	0.2	—	(0.3)	5.3
Net current-period other comprehensive income (loss)	(5.1)	60.8	(30.3)	(0.3)	25.1
Ending balance	$(7.6)	$31.1	$(10.9)	$0.3	$12.9

	Nine Months Ended September 30, 2023
	Gains (Losses) on Hedge Instruments	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.9)	$(154.2)	$(6.6)	$1.2	$(162.5)
Other comprehensive income before reclassifications	12.6	76.5	16.9	—	106.0
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	(0.2)	—	—	—
Net current-period other comprehensive income	12.8	76.3	16.9	—	106.0
Ending balance	$9.9	$(77.9)	$10.3	$1.2	$(56.5)
The tax impacts for amounts recognized in other comprehensive income before reclassifications were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Available-for-sale securities	2024	2023	2024	2023
Income tax benefit (expense) for net gains (losses) recorded in other comprehensive income	$(17.5)	$(7.4)	$(17.8)	$(22.0)
The tax impacts for amounts recognized in other comprehensive income before reclassifications for hedge instruments, foreign currency translation gains (losses), and employee benefit plans for the three and nine months ended September 30, 2024, and 2023, were not material to the Company’s Financial Statements. The tax impacts for amounts reclassified from accumulated other comprehensive income (loss) relating to hedge instruments, available-for-sale securities, foreign currency translation gains (losses), and employee benefit plans for the three and nine months ended September 30, 2024, and 2023, were not material to the Company’s Financial Statements.
NOTE 10.    SHARE-BASED COMPENSATION
In April 2024, the Company’s shareholders approved an amended and restated 2010 Incentive Award Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 110,350,000 to 115,350,000. As of September 30, 2024, approximately 20.6 million shares were reserved for future issuance under the Company’s stock plans, and a maximum of approximately 8.9 million of these shares can be awarded as restricted stock units (“RSUs”).
Restricted Stock Units
A summary of RSU activity under all stock plans for the nine months ended September 30, 2024, is presented as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested balance as of December 31, 2023	5.0	$245.75
RSUs granted	2.4	$390.22
RSUs vested	(1.8)	$236.63
RSUs forfeited	(0.3)	$282.86
Unvested balance as of September 30, 2024	5.3	$311.73

Stock Options
A summary of stock option activity under all stock plans for the nine months ended September 30, 2024, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted-Average Exercise Price Per Share
Balance as of December 31, 2023	9.8	$174.90
Options granted	—	$—
Options exercised	(2.2)	$117.26
Options forfeited or expired	(0.1)	$255.85
Balance as of September 30, 2024	7.5	$190.36
As of September 30, 2024, options to purchase an aggregate of 6.3 million shares of common stock were exercisable at a weighted-average price of $176.05 per share.
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
A summary of PSU activity for the nine months ended September 30, 2024, is presented as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2023	0.2	$259.60
Granted	0.1	$395.92
Vested	—	$276.20
Performance change	—	$290.33
Forfeited	—	$294.75
Unvested balance as of September 30, 2024	0.3	$306.94
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.6 million shares for $114.9 million and approximately 0.5 million shares for $104.5 million during the nine months ended September 30, 2024, and 2023, respectively.

Share-Based Compensation Expense
The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2024, and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue – product (before capitalization)	$27.5	$24.7	$75.7	$70.4
Amounts capitalized into inventory	(25.6)	(23.2)	(70.7)	(63.1)
Amounts recognized in income for amounts previously capitalized in inventory	23.0	21.1	66.2	53.0
Cost of revenue – product	$24.9	$22.6	$71.2	$60.3
Cost of revenue – service	7.9	7.3	22.5	21.3
Total cost of revenue	32.8	29.9	93.7	81.6
Selling, general, and administrative	77.6	71.9	225.4	206.6
Research and development	65.4	55.3	188.7	157.7
Share-based compensation expense before income taxes	175.8	157.1	507.8	445.9
Income tax benefit	36.9	28.7	105.4	85.2
Share-based compensation expense after income taxes	$138.9	$128.4	$402.4	$360.7
The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and the rights to acquire stock granted under the ESPP. The weighted-average estimated fair values of stock options and the rights to acquire stock under the ESPP, as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock under the ESPP that were granted during the three and nine months ended September 30, 2024, and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock Options
Risk-free interest rate	—	4.5%	—	4.6%
Expected term (in years)	—	2.9	—	3.2
Expected volatility	—	32%	—	33%
Fair value at grant date	—	$82.63	—	$77.41
ESPP
Risk-free interest rate	4.6%	5.2%	4.6%	5.0%
Expected term (in years)	1.2	1.2	1.2	1.2
Expected volatility	29%	31%	29%	33%
Fair value at grant date	$131.01	$98.96	$130.00	$89.42
NOTE 11.    INCOME TAXES
Income tax expense for the three months ended September 30, 2024, was $100.4 million, or 15.0% of income before taxes, compared to $102.2 million, or 19.6% of income before taxes, for the three months ended September 30, 2023. Income tax expense for the nine months ended September 30, 2024, was $214.5 million, or 11.5% of income before taxes, compared to $236.4 million, or 16.4% of income before taxes, for the nine months ended September 30, 2023.
The effective tax rates for the three and nine months ended September 30, 2024, and 2023, differed from the U.S. federal statutory rate of 21% primarily due to the excess tax benefits associated with employee equity plans, the federal research and development credit benefit, and the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, partially offset by U.S. tax on foreign earnings and state income taxes (net of the federal benefit).
The provision for income taxes for the three months ended September 30, 2024, and 2023, included excess tax benefits associated with employee equity plans of $42.2 million and $22.0 million, respectively, which reduced the Company’s effective tax rate by 6.3 and 4.2 percentage points, respectively. The provision for income taxes for the nine months ended September 30, 2024, and 2023, included excess tax benefits associated with employee equity plans of $189.0 million and $86.2 million, respectively, which reduced the Company’s effective tax rate by 10.1 and 6.0 percentage points, respectively.

The Company files federal, state, and foreign income tax returns in many jurisdictions in the U.S. and OUS. Years before 2017 are considered closed for significant jurisdictions. Certain of the Company’s unrecognized tax benefits could change due to activities of various tax authorities, including evolving interpretations of existing tax laws in the jurisdictions in which the Company operates, potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they change. Due to the uncertainty related to the timing and potential outcome of audits, the Company cannot estimate the range of reasonably possible changes in unrecognized tax benefits that may occur in the next 12 months.
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
NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$565.1	$415.7	$1,636.9	$1,191.8
Denominator:
Weighted-average shares outstanding used in basic calculation	355.8	351.7	354.8	351.0
Add: dilutive effect of potential common shares	6.9	6.5	6.6	6.1
Weighted-average shares outstanding used in diluted calculation	362.7	358.2	361.4	357.1
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.59	$1.18	$4.61	$3.40
Diluted	$1.56	$1.16	$4.53	$3.34
Share-based compensation awards of approximately 0.0 million and 1.4 million shares for the three months ended September 30, 2024, and 2023, respectively, and approximately 0.3 million and 1.9 million shares for the nine months ended September 30, 2024, and 2023, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition as of September 30, 2024, and results of operations for the three and nine months ended September 30, 2024, and 2023, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Statements using words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to future results of operations, future financial condition, the expected impacts of COVID-19 on our business, financial condition, and results of operations, our financing plans and future capital requirements, our potential tax assets or liabilities, and statements based on current expectations, estimates, forecasts, and projections about the economies and geographic markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: the overall macroeconomic environment, which may impact customer spending and our costs, including the levels of inflation and interest rates; the conflict in Ukraine; conflicts in the Middle East, including Israel and Iran; disruption to our supply chain, including difficulties in obtaining a sufficient supply of materials; curtailed or delayed capital spending by hospitals; the impact of global and regional economic and credit market conditions on healthcare spending; delays in obtaining new product approvals, clearances, or certifications from the United States (“U.S.”) Food and Drug Administration (“FDA”), comparable regulatory authorities, or notified bodies; the risk of our inability to comply with complex FDA and other regulations, which may result in significant enforcement actions; regulatory approvals, clearances, certifications, and restrictions or any dispute that may occur with any regulatory body; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and customer acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions; intellectual property positions and litigation; risks associated with our operations and any expansion outside of the U.S.; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole- and single-sourced suppliers; the results of legal proceedings to which we are or may become a party; adverse publicity regarding us and the safety of our products and adequacy of training; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements; and other risks and uncertainties, including those listed under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated by our other filings with the Securities and Exchange Commission (“SEC”). Our actual results may differ materially and adversely from those expressed in any forward-looking statement, and we undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci Si®, da Vinci X®, da Vinci Xi®, da Vinci 5™, da Vinci SP®, Advanced Insights Suite™, Case Insights™, EndoWrist®, Firefly®, Insights Engine™, Intuitive Hub™, Intuitive Learning™, Ion®, My Intuitive™, SimNow®, and SureForm® are trademarks or registered trademarks of the Company.

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
We address our customers’ needs by sharing their goals reflected in the quintuple aim. First, we aim to improve patient outcomes through an ecosystem of advanced robotic systems, instruments and accessories, progressive technology learning pathways, and comprehensive support and program assistance services. Second, we aim to improve the patient experience by minimizing disruption to lives and creating greater predictability during procedures. Third, we aim to improve care team satisfaction by creating products and services that are dependable, smart, and optimized for the care environment in which they are used. Fourth, we aim to expand access to high-quality minimally invasive care and effectively address implementation barriers that are the causes of heath inequities. Finally, we aim to lower the total cost to treat per patient episode using our technology when compared with existing treatment alternatives, providing a return on investment for hospitals and healthcare systems and value for payers.
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
Our da Vinci products fall into five broad categories: da Vinci surgical systems, da Vinci instruments and accessories, da Vinci stapling, da Vinci energy, and da Vinci vision, including Firefly fluorescence imaging systems and da Vinci endoscopes. We provide a comprehensive suite of systems, learning, and services offerings. Digitally enabled for nearly three decades, these three offerings aim to decrease variability by providing dependable, consistent functionality and an integrated user experience. Our systems category includes robotic platforms, software, vision, energy, and instruments and accessories. Our learning category includes learning and enabling technology, such as simulation and telepresence as well as technical training programs and personalized peer-to-peer learning opportunities. We have a global network of field service engineers and distributors through which we deliver a suite of services, including installation, repair, maintenance, around-the-clock technical support, and system monitoring. We also offer customized analytics and consultation to hospitals for program optimization.
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
We are in the early stages of launching our da Vinci SP surgical system, and we have an installed base of 243 da Vinci SP surgical systems as of September 30, 2024. We have received FDA clearance for the da Vinci SP surgical system for urologic, general thoracoscopic, and certain transoral procedures. Additionally, the da Vinci SP surgical system has received regulatory clearance in South Korea for a broad set of procedures. The da Vinci SP surgical system has also received regulatory clearance in Japan for the same set of procedures that are currently allowed with the da Vinci Xi surgical system in Japan. In January

2024, the da Vinci SP surgical system received European certification in accordance with Regulation (EU) 2017/745 of the European Parliament and of the Council of 5 April 2017 on medical devices (the “EU MDR”) for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, and breast surgical procedures, and we are commercializing the da Vinci SP surgical system in select major European countries throughout 2024 as part of a measured rollout strategy. In August 2024, we obtained regulatory clearance in Taiwan for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, transanal total mesorectal excision, and breast surgical procedures. We plan to seek FDA clearances for additional indications for the da Vinci SP surgical system and expand the system’s regulatory approvals (including for additional indications) in outside of the U.S. (“OUS”) markets over time. The success of the da Vinci SP surgical system is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances.
In March 2024, we obtained FDA clearance for our da Vinci 5 surgical system, our next-generation multi-port robotic system, for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications. In October 2024, we obtained regulatory clearance in South Korea for the da Vinci 5 system for use in in urologic, general, gynecologic, thoracoscopic, thoracoscopically-assisted cardiotomy, and transoral otolaryngology surgical procedures. We are in the early stages of launching da Vinci 5, and we have an installed base of 188 da Vinci 5 surgical systems as of September 30, 2024. We are in the midst of a phased launch over several quarters, giving us time to mature our supply and manufacturing processes for the new system. Additionally, we are in the regulatory process in Japan and Europe for da Vinci 5.
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
In 2019, we commercialized our Ion endoluminal system, which is a flexible, robotic-assisted, catheter-based platform that utilizes instruments and accessories for which the first cleared indication is minimally invasive biopsies in the lung. Our Ion system extends our commercial offering beyond surgery into diagnostic, endoluminal procedures. The system features an ultra-thin, ultra-maneuverable catheter that can articulate 180 degrees in all directions and allows navigation far into the peripheral lung and provides the stability necessary for precision in a biopsy. Many suspicious lesions found in the lung may be small and difficult to access, which can make diagnosis challenging, and Ion helps physicians obtain tissue samples from deep within the lung, which could help enable earlier diagnosis. Our Ion endoluminal system has received FDA clearance, and regulatory clearances OUS include European certification in accordance with the EU MDR, regulatory clearance in South Korea, and National Medical Products Administration (“NMPA”) regulatory clearance in China. We plan to seek additional clearances, approvals, and certifications for the Ion endoluminal system in OUS markets over time.
The success of new product introductions depends on a number of factors including, but not limited to, pricing, competition, geographic market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction.
Macroeconomic Environment
Uncertainty surrounding macroeconomic and geopolitical factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, elevated interest rates, disruptions in the commodities’ markets as a result of the conflict between Russia and Ukraine and conflicts in the Middle East, including Israel and Iran, and the introduction of or changes in tariffs or trade barriers may result in a recession, which could have a material adverse effect on our business.
Supply chain constraints have generally improved to pre-COVID-19 pandemic levels, with some isolated residual stresses, particularly for engineered raw materials and at certain subcontract suppliers that are operationally challenged to meet our production requirements. These isolated instances of supply chain constraints have not had a material impact during the first nine months of 2024. Additionally, prices of materials for some components remain elevated from historical levels due to strong market demand or supply chain cost inflation. With elevated interest rates, access to credit is more difficult, and any insolvency of certain suppliers, including sole- and single-sourced suppliers, may have heightened continuity risks. Incidents of cybersecurity breaches, which have not significantly impacted our supply chain to date, also remain an active threat to sustained supply continuity. We are actively engaged in activities that seek to mitigate the impact of any supply chain risks and disruptions on our operations.
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
During the first nine months of 2024, we did not experience noticeable procedure volume disruptions due to COVID-19. We also believe that a large portion of the patients in the backlog that required treatment during the COVID-19 pandemic have now been treated. Therefore, we expect that the impact of patient backlogs has been, and will continue to be, less significant on procedure volumes in 2024 than in the prior year.
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
We generate revenue from our Ion endoluminal system in a business model consistent with the da Vinci surgical system model described above. We generate up-front revenue from the placement of Ion systems through sales or sales-type lease arrangements and recurring revenue over time through fixed-payment or usage-based operating lease arrangements. We also earn recurring revenue from the sales of instruments, accessories, and services. The Ion endoluminal system generally sells for between $500,000 and $815,000. Our instruments and accessories have limited lives and will either expire or wear out as they are used in procedures, at which point they need to be replaced. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $55,000 and $80,000.
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
Procedure Mix / Products
Our da Vinci surgical systems are generally used for soft tissue surgery for areas of the body between the pelvis and the neck, primarily in general, gynecologic, urologic, cardiothoracic, and head and neck surgical procedures. Within these categories, procedures range in complexity from cancer and other highly complex procedures to less complex procedures for benign conditions. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex procedures for benign conditions. Thus, hospitals are more sensitive to the costs associated with treating less complex, benign conditions. Our strategy is to provide hospitals with attractive clinical and economical solutions across the spectrum of procedure complexity. Our fully featured da Vinci Xi and da Vinci 5 surgical systems with advanced instruments (including da Vinci energy and da Vinci stapler products) and our Integrated Table Motion product target the more complex procedure segment. Our da Vinci X surgical system is targeted toward price-sensitive geographic markets and procedures. Our da Vinci SP surgical system complements the da Vinci X, da Vinci Xi, and da Vinci 5 surgical systems by enabling surgeons to access narrow workspaces.
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
Clearances, Approvals, and Certifications
We have generally obtained the regulatory clearances, approvals, and certifications required to market our products associated with our da Vinci multi-port surgical systems (da Vinci S, da Vinci Si, da Vinci Xi, da Vinci X, and da Vinci 5 systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. We have additionally obtained regulatory clearances, approvals, and certifications for the following products over the past several years:
•In October 2024, we obtained regulatory clearance in South Korea for our da Vinci 5 surgical system, our next-generation multi-port robotic system, for use in urologic, general, gynecologic, thoracoscopic, thoracoscopically-assisted cardiotomy, and transoral otolaryngology surgical procedures. In March 2024, we obtained FDA clearance for our da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications as well as one contraindication related to the use of force feedback in hysterectomy and myomectomy surgical procedures. Da Vinci 5 was made available to customers in the U.S. who had collaborated with us during the development period and those with mature robotic surgery programs. We will continue working with surgeons to generate additional data on the system’s use and on expansion of our manufacturing and supply capacity before a wider commercial introduction.
•In September 2024, we obtained FDA clearance for our redesigned 8 mm SureForm 30 Stapler and 8 mm SureForm 30 Curved-Tip Stapler instruments and reloads for use in general, thoracic, gynecologic, urologic, and pediatric surgical procedures. In April 2024, we obtained European certification in accordance with the EU MDR for our redesigned 8 mm SureForm 30 Stapler and 8 mm SureForm 30 Curved-Tip Stapler instruments and reloads for use in general, thoracic, gynecologic, urologic, and pediatric surgical procedures.
•In August 2024, we obtained regulatory clearance in Taiwan for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, transanal total mesorectal excision, and breast surgical procedures. In January 2024, we obtained European certification in accordance with the EU MDR for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, and breast surgical procedures. We are commercializing the da Vinci SP surgical system in select major European countries throughout 2024 as part of a measured rollout strategy. During the third quarter of 2024, we placed 7 da Vinci SP systems in Europe. In September 2022, we obtained regulatory clearance for our da Vinci SP surgical system in Japan for use in general, thoracic (excluding cardiac procedures and intercostal approaches), urologic, gynecologic, and transoral head and neck surgical procedures.
•In July 2024, we obtained FDA clearance for the use of our da Vinci SP surgical system in general thoracoscopic surgical procedures. In April 2023, we obtained FDA clearance for the use of our da Vinci SP surgical system in simple prostatectomy procedures. We also obtained FDA clearance for the use of our da Vinci SP surgical system in transvesical approaches to simple and radical prostatectomy.
•In April 2024, we obtained FDA clearance to extend the number of uses of our catheter instrument used with our Ion endoluminal system from five to eight uses.
•In March 2024, we received NMPA regulatory clearance for our Ion endoluminal system in China. We placed our first Ion systems in China during the third quarter of 2024 and will continue our rollout of the Ion system in China in a measured fashion while we optimize training pathways and collect additional clinical data. In September 2023, we received regulatory clearance in South Korea for our Ion endoluminal system. We expect the introduction of the Ion system in South Korea to follow the refinement of our training pathways in the region and the gathering of local clinical and economic data. In March 2023, we obtained European certification in accordance with the EU MDR for our Ion endoluminal system. In Europe, we are seeing continued progress in our commercialization in the United Kingdom (“UK”) and are beginning to place Ion systems in continental Europe with a similar approach of initially focusing on the collection of clinical data in support of our European reimbursement strategy.

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
In June 2023, the China National Health Commission published the 14th five-year plan quota for major medical equipment to be sold in China on its official website (the “2023 Quota”). Under the 2023 Quota, the government will allow for the sale of 559 new surgical robots into China, which could include da Vinci surgical systems as well as surgical systems introduced by others. As of September 30, 2024, including systems that were sold in prior quarters, we have placed 103 da Vinci surgical systems under the 2023 Quota. Future sales of da Vinci surgical systems under this and any previously published open quotas are uncertain, as they are open to other medical device companies that have introduced robotic-assisted surgical systems and are dependent on hospitals completing a tender process and receiving associated approvals. Our ability to track the number of systems that could be sold under these quotas in the future is limited by provincial and national agencies making such information publicly available.
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
Da Vinci Procedures
The adoption of robotic-assisted surgery using the da Vinci surgical system has the potential to grow for those procedures that offer greater patient value than to non-da Vinci alternatives and competitive total economics for healthcare providers. Our da Vinci surgical systems are used primarily in general, gynecologic, urologic, cardiothoracic, and head and neck surgical procedures. We focus our organization and investments on developing, marketing, and training products and services for procedures in which da Vinci can bring patient value relative to alternative treatment options and/or economic benefit to healthcare providers. Target procedures in general surgery include hernia repair (both ventral and inguinal), colorectal, cholecystectomy, and bariatric procedures. Target procedures in urology include prostatectomy and partial nephrectomy. Target procedures in gynecology include hysterectomy for both cancer and benign conditions and sacrocolpopexy. In cardiothoracic surgery, target procedures include lung resection. In head and neck surgery, target procedures include transoral surgery. Not all indications, procedures, or products described may be available in a given country or region or on all generations of da Vinci surgical systems. Surgeons and their patients need to consult the product labeling in their specific country and for each product in order to determine the cleared uses, as well as important limitations, restrictions, or contraindications.
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

Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 18% for the three months ended September 30, 2024, compared to approximately 19% for the three months ended September 30, 2023. Total da Vinci procedures performed by our customers grew approximately 17% for the nine months ended September 30, 2024, compared to approximately 22% for the nine months ended September 30, 2023. The third quarter 2024 procedure growth was largely attributable to growth in U.S. general surgery, OUS general surgery (particularly cancer), OUS urologic surgery, U.S. gynecologic surgery, and OUS gynecologic surgery.
U.S. Procedures. U.S. da Vinci procedures grew approximately 16% for the three months ended September 30, 2024, compared to approximately 17% for the three months ended September 30, 2023. U.S. da Vinci procedures grew approximately 15% for the nine months ended September 30, 2024, compared to approximately 20% for the nine months ended September 30, 2023. The third quarter 2024 U.S. procedure growth was largely attributable to strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and colorectal procedures. The number of U.S. da Vinci bariatric procedures performed declined modestly in the third quarter of 2024 compared to the third quarter of 2023. It is unclear whether the overall decline in the U.S. for surgical bariatric procedures will continue as patients evaluate new drug therapies and, if the decline continues, it is unclear what the rate of decline will be.
OUS Procedures. OUS da Vinci procedures grew approximately 24% for the three months ended September 30, 2024, compared to approximately 24% for the three months ended September 30, 2023. OUS da Vinci procedures grew approximately 22% for the nine months ended September 30, 2024, compared to approximately 27% for the nine months ended September 30, 2023. The third quarter 2024 OUS procedure growth was driven by growth in general surgery procedures, most notably colorectal and hernia repair procedures, urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and gynecologic procedures. We saw strong procedure growth in Japan, Germany, the UK, India, France, and Italy during the third quarter of 2024. While geographic market maturity and levels of adoption differ by region and country, OUS da Vinci procedure growth is generally being driven by procedures beyond urology, reflecting surgeons’ growing adoption of general surgery, gynecologic, and thoracic procedures. In Korea, we believe that the number of procedures performed were significantly negatively impacted by doctor strikes in the country during the first nine months of 2024. The extent of the continued impact of these strikes on procedures in Korea remains uncertain.
System Demand
We placed 379 da Vinci surgical systems in the third quarter of 2024, compared to 312 systems in the third quarter of 2023. The increase in system placements reflects incremental demand for our next-generation da Vinci 5 system and continued demand for additional capacity by our customers as a result of procedure growth, partially offset by a smaller number of third-generation da Vinci systems available for trade-in. During the third quarter of 2024, we placed 110 da Vinci 5 systems.
We continue to see some customers challenged by staffing shortages, decreased government funding in healthcare (particularly in Europe), and other financial pressures. As a result, we expect our customers to continue to be cautious in their overall capital spending. In addition, system demand in China has been impacted by increasing robotic-assisted surgical system competition from domestic companies as well as a broader central government focus on systematic governance. Targeting the healthcare sector, this campaign was initially launched by the Chinese government in July 2023 and has resulted in heightened scrutiny by medical institutions with respect to initiating tenders, with some tenders being canceled or delayed without a timeline. In the third quarter of 2024, the effect of this campaign contributed to fewer systems being placed in China. Currently, the extent of the impact of this campaign on our business remains uncertain.
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
Demand may also be impacted by competition, including from companies that have introduced products in the field of robotic-assisted medical procedures or have made explicit statements about their efforts to enter the field including, but not limited to, the following companies: Beijing Surgerii Robotics Company Limited; CMR Surgical Ltd.; Harbin Sizhe Rui Intelligent Medical Equipment Co., Ltd.; Johnson & Johnson; Karl Storz SE & Co. KG; Medicaroid Corporation; Medtronic plc; meerecompany Inc.; Noah Medical; Shandong Weigao Group Medical Polymer Company Ltd.; Shanghai Microport Medbot (Group) Co., Ltd.; Shenzhen Edge Medical Co., Ltd.; and SS Innovations International, Inc.

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

Third Quarter 2024 Operational and Financial Highlights
•Total revenue increased by 17% to $2.04 billion for the three months ended September 30, 2024, compared to $1.74 billion for the three months ended September 30, 2023.
•Approximately 670,000 da Vinci procedures were performed during the three months ended September 30, 2024, an increase of 18% compared to approximately 567,000 da Vinci procedures for the three months ended September 30, 2023.
•Approximately 25,000 Ion procedures were performed during the three months ended September 30, 2024, an increase of 73% compared to approximately 14,500 Ion procedures for the three months ended September 30, 2023.
•Instruments and accessories revenue increased by 18% to $1.26 billion for the three months ended September 30, 2024, compared to $1.07 billion for the three months ended September 30, 2023.
•Systems revenue increased by 17% to $445 million for the three months ended September 30, 2024, compared to $379 million during the three months ended September 30, 2023.
•During the three months ended September 30, 2024, we placed 379 da Vinci surgical systems compared to 312 systems during the three months ended September 30, 2023. The third quarter 2024 da Vinci surgical system placements included 110 da Vinci 5 systems.
•As of September 30, 2024, we had a da Vinci surgical system installed base of approximately 9,539 systems, an increase of 15% compared to an installed base of approximately 8,285 systems as of September 30, 2023.
•Utilization of da Vinci surgical systems, measured in terms of procedures per system per year, increased 3% relative to the third quarter of 2023.
•During the three months ended September 30, 2024, we placed 58 Ion systems compared to 55 systems during the three months ended September 30, 2023.
•As of September 30, 2024, we had an Ion system installed base of approximately 736 systems, an increase of 50% compared to an installed base of approximately 490 systems as of September 30, 2023.
•Gross profit as a percentage of revenue was 67.4% for the three months ended September 30, 2024, compared to 66.9% for the three months ended September 30, 2023.
•Operating income increased by 24% to $577 million for the three months ended September 30, 2024, compared to $466 million during the three months ended September 30, 2023. Operating income included $176 million and $157 million of share-based compensation expense related to employee stock plans and $3.5 million and $12.6 million of intangible asset-related charges for the three months ended September 30, 2024, and 2023, respectively.
•As of September 30, 2024, we had $8.31 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $0.97 billion, compared to $7.34 billion as of December 31, 2023, primarily as a result of cash provided by operating activities and proceeds from stock option exercises and employee stock purchases, partially offset by cash used for capital expenditures and taxes paid related to net share settlements of equity awards.

Results of Operations
The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements (“Financial Statements”) and Notes thereto.
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	% of Total Revenue	2023	% of Total Revenue	2024	% of Total Revenue	2023	% of Total Revenue
Revenue:
Product	$1,709.2	84%	$1,450.8	83%	$4,978.9	84%	$4,332.4	83%
Service	328.9	16%	292.9	17%	959.7	16%	863.4	17%
Total revenue	2,038.1	100%	1,743.7	100%	5,938.6	100%	5,195.8	100%
Cost of revenue:
Product	555.4	27%	489.5	28%	1,649.2	28%	1,480.5	29%
Service	108.8	6%	87.0	5%	297.4	5%	263.2	5%
Total cost of revenue	664.2	33%	576.5	33%	1,946.6	33%	1,743.7	34%
Product gross profit	1,153.8	57%	961.3	55%	3,329.7	56%	2,851.9	54%
Service gross profit	220.1	10%	205.9	12%	662.3	11%	600.2	12%
Gross profit	1,373.9	67%	1,167.2	67%	3,992.0	67%	3,452.1	66%
Operating expenses:
Selling, general and administrative	510.6	25%	452.0	26%	1,527.4	26%	1,396.8	27%
Research and development	286.0	14%	249.4	14%	850.6	14%	738.7	14%
Total operating expenses	796.6	39%	701.4	40%	2,378.0	40%	2,135.5	41%
Income from operations	577.3	28%	465.8	27%	1,614.0	27%	1,316.6	25%
Interest and other income, net	93.7	5%	56.2	3%	250.0	4%	126.4	2%
Income before taxes	671.0	33%	522.0	30%	1,864.0	31%	1,443.0	27%
Income tax expense	100.4	5%	102.2	6%	214.5	3%	236.4	4%
Net income	570.6	28%	419.8	24%	1,649.5	28%	1,206.6	23%
Less: net income attributable to noncontrolling interest in joint venture	5.5	—%	4.1	—%	12.6	—%	14.8	—%
Net income attributable to Intuitive Surgical, Inc.	$565.1	28%	$415.7	24%	$1,636.9	28%	$1,191.8	23%
Total Revenue
Total revenue increased by 17% to $2.04 billion for the three months ended September 30, 2024, compared to $1.74 billion for the three months ended September 30, 2023, resulting from 18% higher instruments and accessories revenue, 17% higher systems revenue, and 12% higher service revenue.
Total revenue increased by 14% to $5.94 billion for the nine months ended September 30, 2024, compared to $5.20 billion for the nine months ended September 30, 2023, resulting from 17% higher instruments and accessories revenue, 9% higher systems revenue, and 11% higher service revenue.
We generally sell our products and services in local currencies where we have direct distribution channels. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 24% and 25% for the three and nine months ended September 30, 2024, and 24% and 25% for the three and nine months ended September 30, 2023, respectively. Fluctuations in foreign currency exchange rates had an unfavorable impact on OUS total revenue of $2 million and $29 million for the three and nine months ended September 30, 2024, respectively. Fluctuations in foreign currency exchange rates had a favorable impact on OUS total revenue of $8 million and an unfavorable impact on OUS total revenue of $38 million for the three and nine months ended September 30, 2023, respectively. The impact of fluctuations in foreign currency exchange rates was determined by comparing current period revenue converted to USD using exchange rates that were effective in the comparable prior year period, net of the impacts from foreign currency hedging.

Revenue generated in the U.S. accounted for 68% and 66% of total revenue for the three and nine months ended September 30, 2024, respectively, and 68% and 66% of total revenue for the three and nine months ended September 30, 2023, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.
The following table summarizes our revenue and system unit placements for the three and nine months ended September 30, 2024, and 2023 (in millions, except percentages and unit placements):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Instruments and accessories	$1,264.2	$1,071.4	$3,667.5	$3,132.9
Systems	445.0	379.4	1,311.4	1,199.5
Total product revenue	1,709.2	1,450.8	4,978.9	4,332.4
Service	328.9	292.9	959.7	863.4
Total revenue	$2,038.1	$1,743.7	$5,938.6	$5,195.8

U.S.	$1,379.4	$1,180.2	$3,937.1	$3,432.6
OUS	658.7	563.5	2,001.5	1,763.2
Total revenue	$2,038.1	$1,743.7	$5,938.6	$5,195.8
% of Revenue – U.S.	68%	68%	66%	66%
% of Revenue – OUS	32%	32%	34%	34%

Instruments and accessories	$1,264.2	$1,071.4	$3,667.5	$3,132.9
Service	328.9	292.9	959.7	863.4
Operating lease revenue	167.8	127.1	472.7	361.8
Total recurring revenue	$1,760.9	$1,491.4	$5,099.9	$4,358.1
% of Total revenue	86%	86%	86%	84%

Da Vinci Surgical System Placements by Region
U.S. unit placements	219	159	516	457
OUS unit placements	160	153	517	498
Total unit placements*	379	312	1,033	955
*Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	79	70	227	212
*Systems placed under usage-based operating lease arrangements (included in total unit placements)	141	93	327	246

Da Vinci Surgical System Placements involving System Trade-ins
Unit placements involving trade-ins	38	62	88	189
Unit placements not involving trade-ins	341	250	945	766

Ion System Placements**	58	55	202	169
**Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	19	17	61	49
**Systems placed under usage-based operating lease arrangements (included in total unit placements)	17	10	54	39

Product Revenue
Three Months Ended September 30, 2024
Product revenue increased by 18% to $1.71 billion for the three months ended September 30, 2024, compared to $1.45 billion for the three months ended September 30, 2023.
Instruments and accessories revenue increased by 18% to $1.26 billion for the three months ended September 30, 2024, compared to $1.07 billion for the three months ended September 30, 2023. The increase in instruments and accessories revenue was primarily driven by approximately 18% higher da Vinci procedure volume and approximately 73% higher Ion procedure volume. The third quarter 2024 U.S. da Vinci procedure growth was approximately 16%, driven primarily by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and colorectal procedures. The number of U.S. da Vinci bariatric procedures performed declined modestly in the third quarter of 2024 compared to the third quarter of 2023. It is unclear whether the overall decline in the U.S. for surgical bariatric procedures will continue as patients evaluate new drug therapies and, if the decline continues, it is unclear what the rate of decline will be. The third quarter 2024 OUS da Vinci procedure growth was approximately 24%, driven by growth in general surgery procedures, most notably colorectal and hernia repair procedures, urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and gynecologic procedures. Geographically, the third quarter 2024 OUS da Vinci procedure growth was driven by several markets with particular strength in Japan, Germany, the UK, India, France, and Italy.
Systems revenue increased by 17% to $445 million for the three months ended September 30, 2024, compared to $379 million for the three months ended September 30, 2023. The higher third quarter 2024 system revenue was primarily driven by an increase in da Vinci system placements, higher operating lease revenue, and higher third quarter 2024 ASPs, partially offset by a higher proportion of da Vinci system placements under operating leases.
During the third quarter of 2024, 379 da Vinci surgical systems were placed compared to 312 systems during the third quarter of 2023. By geography, 219 systems were placed in the U.S., 65 in Europe, 74 in Asia, and 21 in other markets during the third quarter of 2024, compared to 159 systems placed in the U.S., 60 in Europe, 72 in Asia, and 21 in other markets during the third quarter of 2023. The increase in system placements was primarily driven by 110 da Vinci 5 system placements and continued demand for additional capacity by our customers as a result of procedure growth, partially offset by a smaller number of third-generation da Vinci systems available for trade-in. As of September 30, 2024, we had a da Vinci surgical system installed base of approximately 9,539 systems, compared to an installed base of approximately 8,285 systems as of September 30, 2023. The incremental system installed base reflects continued procedure growth and further customer validation that robotic-assisted surgery addresses their quintuple aim objectives.
The following table summarizes our da Vinci system placements and systems installed at customers under leasing arrangements for three months ended September 30, 2024, and 2023:

	Three Months Ended September 30,
	2024	2023
Da Vinci System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	79	70
Usage-based operating lease arrangements	141	93
Total da Vinci system placements under operating lease arrangements	220	163
% of Total da Vinci system placements	58%	52%
Sales-type lease arrangements	13	11
Total da Vinci system placements under leasing arrangements	233	174

Da Vinci System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	1,289	1,151
Usage-based operating lease arrangements	1,352	913
Total da Vinci system installed base under operating leasing arrangements	2,641	2,064
Operating lease revenue, including the contribution from Ion systems, was $168 million for the three months ended September 30, 2024, of which $87 million was variable lease revenue related to usage-based arrangements, compared to $127 million for the three months ended September 30, 2023, of which $54 million was variable lease revenue related to usage-based arrangements. Revenue from Lease Buyouts was $24 million for the three months ended September 30, 2024, compared to $17 million for the three months ended September 30, 2023. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise buyout options embedded in their leases.

The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements, Ion systems, and the impact of specified-price trade-in rights, was approximately $1.51 million for the three months ended September 30, 2024, compared to approximately $1.40 million for the three months ended September 30, 2023. The higher third quarter 2024 ASP was largely driven by favorable product mix and fewer trade-ins, partially offset by higher pricing discounts. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
During the third quarter of 2024, 58 Ion systems were placed compared to 55 systems during the third quarter of 2023. By geography, 53 systems were placed in the U.S., three in Europe, and two in Asia during third quarter of 2024, compared to 55 systems placed in the U.S. during the third quarter of 2023. The increase in system placements was primarily driven by the demand for additional capacity by our customers due to procedure growth and OUS expansion. As of September 30, 2024, we had an Ion system installed base of approximately 736 systems, compared to an installed base of approximately 490 systems as of September 30, 2023.
The following table summarizes our Ion system placements and systems installed at customers under leasing arrangements for three months ended September 30, 2024, and 2023:

	Three Months Ended September 30,
	2024	2023
Ion System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	19	17
Usage-based operating lease arrangements	17	10
Total Ion system placements under operating lease arrangements	36	27
% of Total Ion system placements	62%	49%
Sales-type lease arrangements	2	—
Total Ion system placements under leasing arrangements	38	27

Ion System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	117	92
Usage-based operating lease arrangements	179	102
Total Ion system installed base under operating leasing arrangements	296	194
Nine Months Ended September 30, 2024
Product revenue increased by 15% to $4.98 billion for the nine months ended September 30, 2024, compared to $4.33 billion for the nine months ended September 30, 2023.
Instruments and accessories revenue increased by 17% to $3.67 billion for the nine months ended September 30, 2024, compared to $3.13 billion for the nine months ended September 30, 2023. The increase in instruments and accessories revenue was primarily driven by approximately 17% higher da Vinci procedure volume, approximately 81% higher Ion procedure volume, and higher pricing for da Vinci instruments and accessories, partially offset by customer buying patterns. The year-to-date 2024 U.S. da Vinci procedure growth was approximately 15%, driven by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and colorectal procedures. The number of U.S. bariatric procedures performed declined modestly in the first nine months of 2024 compared with the first nine months of 2023. It is unclear whether the decline in U.S. bariatric procedures will continue to be a temporary pause as patients evaluate new drug therapies or if growth in U.S. bariatric procedures will return in future periods. The year-to-date 2024 OUS da Vinci procedure growth was approximately 22%, driven by growth in general surgery, most notably colorectal and hernia repair procedures, urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and gynecologic procedures. Geographically, the year-to-date 2024 OUS da Vinci procedure growth was driven by several markets with particular strength in Germany, the UK, India, and Italy.
Systems revenue increased by 9% to $1.31 billion for the nine months ended September 30, 2024, compared to $1.20 billion for the nine months ended September 30, 2023. The higher year-to-date 2024 system revenue was primarily driven by higher operating lease revenue, an increase in da Vinci system placements, and higher lease buyout revenue, partially offset by a higher proportion of da Vinci system placements under operating leases.
During the nine months ended September 30, 2024, a total of 1,033 da Vinci surgical systems were placed compared to 955 systems during the nine months ended September 30, 2023. By geography, 516 systems were placed in the U.S., 220 in Europe, 225 in Asia, and 72 in other markets during the nine months ended September 30, 2024, compared to 457 systems placed in the

U.S., 237 in Europe, 195 in Asia, and 66 in other markets during the nine months ended September 30, 2023. The increase in system placements was primarily driven by 188 da Vinci 5 system placements and continued demand for additional capacity by our customers as a result of procedure growth, partially offset by a smaller number of third-generation da Vinci systems available for trade-in.
The following table summarizes our da Vinci system placements at customers under leasing arrangements for nine months ended September 30, 2024, and 2023:

	Nine Months Ended September 30,
	2024	2023
Da Vinci System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	227	212
Usage-based operating lease arrangements	327	246
Total da Vinci system placements under operating lease arrangements	554	458
% of Total da Vinci system placements	54%	48%
Sales-type lease arrangements	45	31
Total da Vinci system placements under leasing arrangements	599	489
Operating lease revenue, including the contribution from Ion systems, was $473 million for the nine months ended September 30, 2024, of which $237 million was variable lease revenue related to usage-based arrangements, compared to $362 million for the nine months ended September 30, 2023, of which $153 million was variable lease revenue related to usage-based arrangements. Revenue from Lease Buyouts was $81 million for the nine months ended September 30, 2024, compared to $54 million for the nine months ended September 30, 2023. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise buyout options embedded in their leases.
The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements, Ion systems, and the impact of specified-price trade-in rights, was approximately $1.44 million for the nine months ended September 30, 2024, compared to approximately $1.42 million for the nine months ended September 30, 2023. The higher year-to-date 2024 ASP was largely driven by favorable product mix and fewer trade-ins, partially offset by higher pricing discounts and an unfavorable geographic mix. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
During the nine months ended September 30, 2024, 202 Ion systems were placed compared to 169 systems during the nine months ended September 30, 2023. By geography, 191 systems were placed in the U.S., nine in Europe, and two in Asia during nine months ended September 30, 2024, compared to 168 systems placed in the U.S. and one in Europe during the nine months ended September 30, 2023. The increase in system placements was primarily driven by the demand for additional capacity by our customers due to procedure growth and OUS expansion. As of September 30, 2024, we had an Ion system installed base of approximately 736 systems, compared to an installed base of approximately 490 systems as of September 30, 2023.
The following table summarizes our Ion system placements at customers under leasing arrangements for nine months ended September 30, 2024, and 2023:

	Nine Months Ended September 30,
	2024	2023
Ion System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	61	49
Usage-based operating lease arrangements	54	39
Total Ion system placements under operating lease arrangements	115	88
% of Total Ion system placements	57%	52%
Sales-type lease arrangements	2	5
Total Ion system placements under leasing arrangements	117	93
Service Revenue
Service revenue increased by 12% to $329 million for the three months ended September 30, 2024, compared to $293 million for the three months ended September 30, 2023. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue, partially offset by a higher proportion of early-stage usage-based operating lease arrangements where procedures are ramping up.

Service revenue increased by 11% to $960 million for the nine months ended September 30, 2024, compared to $863 million for the nine months ended September 30, 2023. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue, partially offset by a higher proportion of early-stage usage-based operating lease arrangements where procedures are ramping up.
Gross Profit
Product
Product gross profit for the three months ended September 30, 2024, increased by 20% to $1.15 billion, representing 67.5% of product revenue, compared to $0.96 billion, representing 66.3% of product revenue, for the three months ended September 30, 2023. The higher product gross profit margin for the three months ended September 30, 2024, was primarily driven by leverage on fixed overhead costs, partially offset by higher costs associated with our da Vinci 5 surgical system launch.
Product gross profit for the nine months ended September 30, 2024, increased by 17% to $3.33 billion, representing 66.9% of product revenue, compared to $2.85 billion, representing 65.8% of product revenue, for the nine months ended September 30, 2023. The higher product gross profit margin for the nine months ended September 30, 2024, was primarily driven by leverage on fixed overhead costs and lower logistics costs, partially offset by higher costs associated with our da Vinci 5 surgical system launch.
Product gross profit for the three and nine months ended September 30, 2024, included share-based compensation expense of $24.9 million and $71.2 million, respectively, compared with $22.6 million and $60.3 million for the three and nine months ended September 30, 2023, respectively. Product gross profit for the three and nine months ended September 30, 2024, included intangible assets amortization expense of $2.2 million and $9.3 million, respectively, compared with $3.6 million and $10.1 million for the three and nine months ended September 30, 2023, respectively.
Service
Service gross profit for the three months ended September 30, 2024, increased by 7% to $220 million, representing 66.9% of service revenue, compared to $206 million, representing 70.3% of service revenue, for the three months ended September 30, 2023. The higher service gross profit for the three months ended September 30, 2024, was primarily driven by higher service revenue, reflecting a larger installed base of da Vinci surgical systems, partially offset by a lower service gross profit margin. The lower service gross profit margin for the three months ended September 30, 2024, was primarily driven by higher inventory reserves and an unfavorable repair mix.
Service gross profit for the nine months ended September 30, 2024, increased by 10% to $662 million, representing 69.0% of service revenue, compared to $600 million, representing 69.5% of service revenue, for the nine months ended September 30, 2023. The higher service gross profit for the nine months ended September 30, 2024, was primarily driven by higher service revenue, reflecting a larger installed base of da Vinci surgical systems, and a lower service gross profit margin. The lower service gross profit margin for the nine months ended September 30, 2024, was primarily driven by higher inventory reserves and an unfavorable repair mix, partially offset by overhead leverage from higher repair volume.
Service gross profit for the three and nine months ended September 30, 2024, included share-based compensation expense of $7.9 million and $22.5 million, respectively, compared with $7.3 million and $21.3 million for the three and nine months ended September 30, 2023, respectively. Service gross profit for the three and nine months ended September 30, 2024, included intangible assets amortization expense of $0.2 million and $0.6 million, respectively, compared with $0.1 million and $0.5 million for the three and nine months ended September 30, 2023, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, trade show expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended September 30, 2024, increased by 13% to $511 million, compared to $452 million for the three months ended September 30, 2023. The increase in selling, general and administrative expenses for the three months ended September 30, 2024, was primarily driven by higher headcount and personnel-related expenses, including share-based compensation expense, higher legal expenses, higher litigation charges, and increased infrastructure costs to support our growth.
Selling, general, and administrative expenses for the nine months ended September 30, 2024, increased by 9% to $1.53 billion, compared to $1.40 billion for the nine months ended September 30, 2023. The increase in selling, general, and administrative expenses for the nine months ended September 30, 2024, was primarily driven by higher headcount and personnel-related expenses, including share-based compensation expense, increased infrastructure costs to support our growth, higher litigation charges, and higher legal expenses.

Selling, general, and administrative expenses for the three and nine months ended September 30, 2024, included share-based compensation expense of $77.6 million and $225.4 million, respectively, compared with $71.9 million and $206.6 million for the three and nine months ended September 30, 2023, respectively. Selling, general, and administrative expenses for the three and nine months ended September 30, 2024, included intangible assets amortization expense of $0.6 million and $2.2 million, respectively, compared with $0.8 million and $2.5 million for the three and nine months ended September 30, 2023, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products. Our main product development initiatives include multi-port, Ion, and SP platform investments and our digital products and services.
Research and development expenses for the three months ended September 30, 2024, increased by 15% to $286 million, compared to $249 million for the three months ended September 30, 2023. Research and development expenses for the nine months ended September 30, 2024, increased by 15% to $851 million, compared to $739 million for the nine months ended September 30, 2023. The increase in research and development expenses for the three and nine months ended September 30, 2024, was primarily driven by higher headcount and personnel-related expenses, including share-based compensation expense, and other project costs incurred to support a broader set of product development initiatives, partially offset by lower intangible asset charges.
Research and development expenses for the three and nine months ended September 30, 2024, included share-based compensation expense of $65.4 million and $188.7 million, respectively, compared with $55.3 million and $157.7 million for the three and nine months ended September 30, 2023, respectively. Research and development expenses for the three and nine months ended September 30, 2024, included intangible asset charges of $0.5 million and $1.7 million, respectively, compared with $8.1 million and $11.0 million for the three and nine months ended September 30, 2023, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in our product development initiatives through research and development and anticipate that research and development expenses will continue to increase in the future.
Interest And Other Income, Net
Interest and other income, net, for the three months ended September 30, 2024, increased by 67% to $93.7 million, compared to $56.2 million for the three months ended September 30, 2023. The increase in interest and other income, net, for the three months ended September 30, 2024, was primarily driven by higher interest income earned due to an increase in average interest rates and higher average cash and investment balances, as well as foreign exchange rate gains (compared to foreign exchange rate losses for the three months ended September 30, 2023).
Interest and other income, net, for the nine months ended September 30, 2024, increased by 98% to $250.0 million, compared to $126.4 million for nine months ended September 30, 2023. The increase in interest and other income, net, for the nine months ended September 30, 2024, was primarily driven by higher interest income earned due to an increase in average interest rates and higher average cash and investment balances, as well as unrealized gains on investments resulting from strategic arrangements (compared to unrealized losses on investments resulting from strategic arrangements for the nine months ended September 30, 2023).
Income Tax Expense
Income tax expense for the three months ended September 30, 2024, was $100.4 million, or 15.0% of income before taxes, compared to $102.2 million, or 19.6% of income before taxes, for the three months ended September 30, 2023. Income tax expense for the nine months ended September 30, 2024, was $214.5 million, or 11.5% of income before taxes, compared to $236.4 million, or 16.4% of income before taxes, for the nine months ended September 30, 2023.
Our lower effective tax rate for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily due to higher federal research and development credit benefits, the release of unrecognized tax benefits due to expiration of the statute of limitations in various jurisdictions, and higher excess tax benefits, as discussed below, partially offset by higher foreign taxes.
Our lower effective tax rate for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to higher excess tax benefits, as discussed below, and lower U.S. taxes on foreign earnings, partially offset by higher foreign taxes.

Our provision for income taxes for the three months ended September 30, 2024, and 2023, included excess tax benefits associated with employee equity plans of $42.2 million and $22.0 million, respectively, which reduced our effective tax rate by 6.3 and 4.2 percentage points, respectively. Our provision for income taxes for the nine months ended September 30, 2024, and 2023, included excess tax benefits associated with employee equity plans of $189.0 million and $86.2 million, respectively, which reduced our effective tax rate by 10.1 and 6.0 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under GAAP, which results in increased income tax expense volatility.
In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (“Pillar Two”) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there is no material impact to our tax provision for the three and nine months ended September 30, 2024. We will continue to evaluate the impact of these tax law changes on future reporting periods.
We file federal, state, and foreign income tax returns in many jurisdictions in the U.S. and OUS. Years before 2017 are considered closed for significant jurisdictions. Certain of our unrecognized tax benefits could change due to activities of various tax authorities, including evolving interpretations of existing tax laws in the jurisdictions in which we operate, potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect our effective tax rate in the period in which they change. Due to the uncertainty related to the timing and potential outcome of audits, we cannot estimate the range of reasonably possible changes in unrecognized tax benefits that may occur in the next 12 months.
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
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
Our principal source of liquidity is cash provided by our operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased by $0.97 billion to $8.31 billion as of September 30, 2024, from $7.34 billion as of December 31, 2023, primarily as a result of cash provided by operating activities and proceeds from stock option exercises and employee stock purchases, partially offset by cash used for capital expenditures and taxes paid related to net share settlements of equity awards.
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

Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the nine months ended September 30, 2024, and 2023 (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$1,592.4	$1,585.5
Investing activities	(2,008.6)	684.1
Financing activities	101.5	(256.1)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(9.1)	8.7
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(323.8)	$2,022.2
Operating Activities
For the nine months ended September 30, 2024, net cash provided by operating activities of $1.59 billion was less than our net income of $1.65 billion, primarily due to the following factors:
1.Our net income included non-cash charges of $721 million, consisting primarily of share-based compensation of $500 million and depreciation expense and losses on the disposal of property, plant, and equipment of $324 million, partially offset by deferred income tax benefits of $105 million.
2.The non-cash charges outlined above were offset by changes in operating assets and liabilities that resulted in $779 million of cash used in operating activities during the nine months ended September 30, 2024. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $651 million, primarily to address the growth in our business, including the expansion of our leasing business, and to mitigate risks of disruption that could arise from global supply chain shortages. Refer to Note 4 to the Financial Statements for further details in the supplemental cash flow information. Prepaid and other assets increased by $80 million, primarily driven by an increase in deferred commissions as a result of operating leasing arrangements; accrued compensation and employee benefits decreased by $59 million, primarily due to payments of 2023 incentive compensation and payments for stock purchases related to our ESPP; and accounts receivable increased by $22 million, primarily due to the timing of billings and collections. The unfavorable impact of these items on cash provided by operating activities was partially offset by an increase in accounts payable of $21 million, primarily due to the timing of invoicing and payments.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024, consisted primarily of purchases of investments, net of proceeds from maturities and sales of investments, of $1.21 billion and $799 million paid for the acquisition of property, plant, and equipment. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in money market funds, U.S. treasury and U.S. government agency securities, high-quality corporate notes and bonds, commercial paper, non-U.S. government agency securities, and taxable and tax-exempt municipal notes.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024, consisted primarily of cash proceeds from stock option exercises and employee stock purchases of $368 million, partially offset by cash used for taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $258 million.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the nine months ended September 30, 2024, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended September 30, 2024:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
July 1 to July 31, 2024	—	$—	—	$1.1	billion
August 1 to August 31, 2024	—	$—	—	$1.1	billion
September 1 to September 30, 2024	—	$—	—	$1.1	billion
Total during quarter ended September 30, 2024	—	$—	—
(1) Since March 2009, we have had an active stock Repurchase Program. As of September 30, 2024, our Board had authorized an aggregate amount of up to $10.0 billion for stock repurchases, of which the most recent authorization occurred in July 2022, when our Board increased the authorized amount available under our stock Repurchase Program to $3.5 billion. The remaining $1.1 billion represents the amount available to repurchase shares under the authorized stock Repurchase Program as of September 30, 2024. The authorized stock Repurchase Program does not have an expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Plans
On August 13, 2024, Myriam J. Curet, M.D., FACS, the Company’s Executive Vice President and Chief Medical Officer, adopted a Rule 10b5-1 trading plan. Dr. Curet’s trading plan provides for the potential sale of up to 33,581 shares of the Company’s common stock, including the potential exercise and sale of up to 21,966 shares of the Company’s common stock subject to stock options, until August 13, 2025. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.

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
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.

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
Date: October 18, 2024