Form 10-Q
period 2025-03-31
INTUITIVE SURGICAL INC
filed 2025-04-23
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 358,418,255 shares of Common Stock, $0.001 par value per share, outstanding as of April 15, 2025.

INTUITIVE SURGICAL, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,573.8	$2,027.4
Short-term investments	1,937.5	1,985.9
Accounts receivable, net	1,221.5	1,225.4
Inventory	1,553.6	1,487.2
Prepaids and other current assets	371.4	385.1
Total current assets	7,657.8	7,111.0
Property, plant, and equipment, net	4,799.0	4,646.6
Long-term investments	4,589.9	4,819.1
Deferred tax assets	1,038.6	1,045.1
Intangible and other assets, net	787.6	773.9
Goodwill	347.5	347.5
Total assets	$19,220.4	$18,743.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$276.2	$193.4
Accrued compensation and employee benefits	309.7	535.6
Deferred revenue	496.3	468.8
Other accrued liabilities	455.9	547.5
Total current liabilities	1,538.1	1,745.3
Other long-term liabilities	474.6	468.3
Total liabilities	2,012.7	2,213.6
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; zero shares issued and outstanding as of March 31, 2025, and December 31, 2024	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 358.4 shares and 356.6 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	0.4	0.4
Additional paid-in capital	9,993.7	9,681.3
Retained earnings	7,139.4	6,803.3
Accumulated other comprehensive loss	(27.1)	(51.3)
Total Intuitive Surgical, Inc. stockholders’ equity	17,106.4	16,433.7
Noncontrolling interest in joint venture	101.3	95.9
Total stockholders’ equity	17,207.7	16,529.6
Total liabilities and stockholders’ equity	$19,220.4	$18,743.2
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
in millions (except per share amounts)	2025	2024
Revenue:
Product	$1,890.4	$1,577.1
Service	363.0	313.5
Total revenue	2,253.4	1,890.6
Cost of revenue:
Product	670.7	554.4
Service	125.0	90.8
Total cost of revenue	795.7	645.2
Gross profit	1,457.7	1,245.4
Operating expenses:
Selling, general and administrative	563.4	491.5
Research and development	316.2	284.5
Total operating expenses	879.6	776.0
Income from operations	578.1	469.4
Interest and other income, net	90.4	69.1
Income before taxes	668.5	538.5
Income tax benefit	(35.2)	(8.9)
Net income	703.7	547.4
Less: net income attributable to noncontrolling interest in joint venture	5.3	2.5
Net income attributable to Intuitive Surgical, Inc.	$698.4	$544.9
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.95	$1.54
Diluted	$1.92	$1.51
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	357.5	353.5
Diluted	364.6	360.5

Other comprehensive income, net of tax:
Unrealized gains (losses) on hedge instruments	$(10.4)	$5.6
Unrealized gains (losses) on available-for-sale securities	29.1	(4.2)
Foreign currency translation gains	5.5	1.8
Employee benefit plan adjustments	0.1	(0.1)
Other comprehensive income	24.3	3.1
Total comprehensive income	728.0	550.5
Less: comprehensive income attributable to noncontrolling interest	5.4	2.1
Total comprehensive income attributable to Intuitive Surgical, Inc.	$722.6	$548.4
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
in millions	2025	2024
Operating activities:
Net income	$703.7	$547.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	137.5	104.2
Amortization of intangible assets	3.4	5.1
Gain on investments, accretion of discounts, and amortization of premiums on investments, net	(17.7)	(5.9)
Deferred income taxes	0.1	(7.2)
Share-based compensation expense	185.2	153.3
Amortization of contract acquisition assets	8.7	8.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3.6	2.2
Inventory	(211.1)	(179.6)
Prepaids and other assets	(7.8)	(4.1)
Accounts payable	83.1	(7.5)
Accrued compensation and employee benefits	(226.0)	(271.2)
Deferred revenue	37.0	(4.0)
Other liabilities	(118.1)	(75.8)
Net cash provided by operating activities	581.6	265.4
Investing activities:
Purchase of investments	(519.8)	(905.9)
Proceeds from sales of investments	—	100.2
Proceeds from maturities of investments	849.9	919.1
Purchase of property, plant, and equipment	(116.6)	(241.9)
Net cash provided by (used in) investing activities	213.5	(128.5)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	134.3	180.4
Taxes paid related to net share settlement of equity awards	(370.1)	(226.6)
Payment of deferred purchase consideration	—	(0.5)
Net cash used in financing activities	(235.8)	(46.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4.5)	6.8
Net increase in cash, cash equivalents, and restricted cash	554.8	97.0
Cash, cash equivalents, and restricted cash, beginning of period	2,062.4	2,770.1
Cash, cash equivalents, and restricted cash, end of period	$2,617.2	$2,867.1
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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, the accompanying Financial Statements of Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2024, and include all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the information set forth herein.
Certain information and footnote disclosures typically included in the annual consolidated financial statements have been condensed or omitted. Accordingly, these Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on January 31, 2025. The results of operations for the first three months of 2025 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
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
Risks and Uncertainties
The Company’s future results of operations and liquidity could be materially adversely affected by uncertainties surrounding macroeconomic and geopolitical factors in both the U.S. and globally. These uncertainties include any introduction or modification of tariffs or trade barriers, supply chain challenges, inflationary pressures, elevated interest rates, and disruptions in commodity markets stemming from conflicts, such as those between Russia and Ukraine and conflicts in the Middle East, including Israel and Iran.
Recent tariff changes imposed by the U.S. and other countries have created increased risks and uncertainties surrounding the Company’s future results of operations. The impact of tariffs in the first quarter of 2025 was not material. However, should universal tariffs be implemented as initially announced in April 2025, the Company anticipates a significant adverse impact on its future costs of revenue, which will impact its results of operations. Particularly, the reciprocal import tariffs imposed by China are expected to significantly increase the costs related to the Company’s da Vinci Xi surgical system, potentially affecting its competitiveness for future tenders in the region. Additionally, the U.S. import tariffs, along with any reciprocal measures by other countries, are expected to increase the Company’s cost of raw materials and finished goods imported from outside of the U.S. The Company anticipates that some of its suppliers will incur incremental tariff-related costs, which may be passed on to the Company. The ultimate impact of changes to tariffs or trade barriers will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade barriers that are implemented.

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
Significant Accounting Policies
There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that are of significance, or potential significance, to the Company.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale debt securities’ amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit loss, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments (in millions):

	As of March 31, 2025
						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
Cash	$577.3	$—	$—	$—	$577.3	$577.3	$—	$—
Level 1:
Money market funds	1,786.7	—	—	—	1,786.7	1,786.7	—	—
U.S. treasuries	6,037.8	29.9	(10.1)	—	6,057.6	209.8	1,698.8	4,149.0
Subtotal	7,824.5	29.9	(10.1)	—	7,844.3	1,996.5	1,698.8	4,149.0
Level 2:
Corporate debt securities	168.7	—	(2.5)	(0.1)	166.1	—	120.3	45.8
U.S. government agencies	510.7	2.3	(0.9)	—	512.1	—	117.0	395.1
Municipal securities	1.4	—	—	—	1.4	—	1.4	—
Subtotal	680.8	2.3	(3.4)	(0.1)	679.6	—	238.7	440.9
Total assets measured at fair value	$9,082.6	$32.2	$(13.5)	$(0.1)	$9,101.2	$2,573.8	$1,937.5	$4,589.9

	As of December 31, 2024
						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
Cash	$479.4	$—	$—	$—	$479.4	$479.4	$—	$—
Level 1:
Money market funds	1,516.1	—	—	—	1,516.1	1,516.1	—	—
U.S. treasuries	6,011.5	13.2	(27.5)	—	5,997.2	31.9	1,637.4	4,327.9
Subtotal	7,527.6	13.2	(27.5)	—	7,513.3	1,548.0	1,637.4	4,327.9
Level 2:
Corporate debt securities	287.5	0.1	(3.7)	(0.1)	283.8	—	189.7	94.1
U.S. government agencies	552.2	1.5	(2.4)	—	551.3	—	154.2	397.1
Municipal securities	4.7	—	(0.1)	—	4.6	—	4.6	—
Subtotal	844.4	1.6	(6.2)	(0.1)	839.7	—	348.5	491.2
Total assets measured at fair value	$8,851.4	$14.8	$(33.7)	$(0.1)	$8,832.4	$2,027.4	$1,985.9	$4,819.1
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale debt securities, excluding money market funds (in millions):

	As of March 31, 2025
	Amortized Cost	Fair Value
Mature in less than one year	$2,148.1	$2,147.2
Mature in one to five years	4,570.4	4,589.9
Total	$6,718.5	$6,737.1
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains and losses recognized on the sale of investments were immaterial for the periods presented.
The following tables present the breakdown of the available-for-sale debt securities with unrealized losses (in millions):

	As of March 31, 2025
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$1,731.9	$(7.2)	$118.5	$(2.9)	$1,850.4	$(10.1)
Corporate debt securities	—	—	122.6	(2.5)	122.6	(2.5)
U.S. government agencies	74.4	(0.3)	47.1	(0.6)	121.5	(0.9)
Municipal securities	—	—	1.4	—	1.4	—
Total	$1,806.3	$(7.5)	$289.6	$(6.0)	$2,095.9	$(13.5)

	As of December 31, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$2,744.4	$(23.3)	$190.1	$(4.2)	$2,934.5	$(27.5)
Corporate debt securities	—	—	218.7	(3.7)	218.7	(3.7)
U.S. government agencies	178.1	(1.2)	106.7	(1.2)	284.8	(2.4)
Municipal securities	—	—	4.6	(0.1)	4.6	(0.1)
Total	$2,922.5	$(24.5)	$520.1	$(9.2)	$3,442.6	$(33.7)

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
The current unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of March 31, 2025, the Company does not intend to sell the investments in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell any of the investments before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company does not expect to realize any losses on these available-for-sale debt securities. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security.
For the three months ended March 31, 2025, and 2024, credit losses related to available-for-sales debt securities were not material.
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
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2024 Carrying Value	Changes in Fair Value	Purchases / Sales / Other (1)	March 31, 2025 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments without readily determinable fair value (Level 2)	$84.6	$(0.6)	$1.1	$85.1	$—	$85.1

(1) Other includes foreign currency translation gains/(losses).
For the three months ended March 31, 2025, the Company did not hold any equity investments with readily determinable fair values (Level 1).
For the three months ended March 31, 2025, the Company recognized a net decrease in fair value of $0.6 million, primarily due to impairments and net decreases in observable price changes, which were recognized in interest and other income, net.
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

For these derivatives, the Company reports the unrealized after-tax gain or loss from the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies the amount into earnings in the same period in which the hedged transaction affects earnings. The amounts reclassified to revenue and expenses related to the hedged transactions and the ineffective portions of cash flow hedges were not material for the three months ended March 31, 2025, and 2024.
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, CHF, TWD, INR, the Mexican Peso (“MXN”), and the Chinese Yuan (“CNY”).
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Recognized gains (losses) in interest and other income, net	$(10.5)	$18.3
Foreign exchange gains (losses) related to balance sheet re-measurement	$7.7	$(19.4)
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Notional amounts:
Forward contracts	$533.8	$382.2	$595.7	$693.5
Gross fair value recorded in:
Prepaids and other current assets	$5.0	$14.9	$3.9	$13.0
Other accrued liabilities	$4.4	$2.1	$2.9	$2.4
NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected Condensed Consolidated Balance Sheet line items (in millions):

	As of
Accounts receivable, net	March 31, 2025	December 31, 2024
Trade accounts receivable, net	$1,090.5	$1,117.2
Unbilled accounts receivable and other	155.0	138.7
Sales returns and allowances	(24.0)	(30.5)
Total accounts receivable, net	$1,221.5	$1,225.4

	As of
Inventory	March 31, 2025	December 31, 2024
Raw materials	$549.7	$563.9
Work-in-process	230.2	205.7
Finished goods	773.7	717.6
Total inventory	$1,553.6	$1,487.2

	As of
Prepaids and other current assets	March 31, 2025	December 31, 2024
Net investment in sales-type leases – short-term	$127.9	$131.4
Other prepaids and other current assets	243.5	253.7
Total prepaids and other current assets	$371.4	$385.1

	As of
Other accrued liabilities – short-term	March 31, 2025	December 31, 2024
Income and other taxes payable	$58.0	$154.4
Accrued construction-related capital expenditures	78.2	57.2
Other accrued liabilities	319.7	335.9
Total other accrued liabilities – short-term	$455.9	$547.5

	As of
Other long-term liabilities	March 31, 2025	December 31, 2024
Income taxes – long-term	$231.8	$239.0
Deferred revenue – long-term	63.6	54.1
Other long-term liabilities	179.2	175.2
Total other long-term liabilities	$474.6	$468.3
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Three Months Ended March 31,
	2025	2024
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$165.2	$110.7
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$97.8	$177.9
Restricted Cash
Amounts included in restricted cash primarily relate to the Company’s insurance programs and certain employee-related benefits. The following table provides details of total cash, cash equivalents, and restricted cash as of the periods presented (in millions):

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$2,573.8	$2,027.4
Restricted cash within other current assets	28.4	20.0
Restricted cash within other assets	15.0	15.0
Total cash, cash equivalents, and restricted cash	$2,617.2	$2,062.4

NOTE 5.    REVENUE
Revenue from external customers is attributed to individual countries based on customer location. The following table presents revenue disaggregated by geography and type (in millions):

	Three Months Ended March 31,
U.S.	2025	2024
Instruments and accessories	$963.8	$822.4
Systems	335.9	212.5
Service	238.5	203.6
Total U.S. revenue	$1,538.2	$1,238.5

Outside of the U.S. (“OUS”)
Instruments and accessories	$403.9	$336.5
Systems	186.8	205.7
Service	124.5	109.9
Total OUS revenue	$715.2	$652.1

Total
Instruments and accessories	$1,367.7	$1,158.9
Systems	522.7	418.2
Service	363.0	313.5
Total revenue	$2,253.4	$1,890.6
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company’s system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $2.67 billion as of March 31, 2025. The remaining performance obligations are expected to be satisfied over the term of the system sale, lease, and service arrangements. Approximately 44% of the remaining performance obligations are expected to be recognized in the next 12 months with the remainder recognized thereafter over the term of the system sale, lease, and service arrangements, which are generally up to 5 years.
Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	March 31, 2025	December 31, 2024
Contract assets	$19.9	$13.9
Deferred revenue	$559.9	$522.9
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
During the three months ended March 31, 2025, the Company recognized $198 million of revenue that was included in the deferred revenue balance as of December 31, 2024. During the three months ended March 31, 2024, the Company recognized $189 million of revenue that was included in the deferred revenue balance as of December 31, 2023.

Intuitive System Leasing
The following table presents product revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended March 31,
	2025	2024
Sales-type lease revenue	$26.5	$13.3
Operating lease revenue*	$195.2	$148.0

*Variable lease revenue related to usage-based arrangements included within operating lease revenue	$111.7	$70.0
Trade Accounts Receivable
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three months ended March 31, 2025, and 2024, bad debt expense was not material.
The Company’s exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, procedure coverage and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of lease and trade receivables as hospital cash flows are impacted by macroeconomic factors, including inflation, tariffs, high interest rates, and staffing shortages.
NOTE 6.    LEASES
Lessor Information related to Intuitive System Leasing
Sales-type Leases. Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	March 31, 2025	December 31, 2024
Gross lease receivables	$371.8	$393.4
Unearned income	(14.2)	(13.9)
Subtotal	357.6	379.5
Allowance for credit loss	(2.6)	(2.6)
Net investment in sales-type leases	$355.0	$376.9
Reported as:
Prepaids and other current assets	$127.9	$131.4
Intangible and other assets, net	227.1	245.5
Net investment in sales-type leases	$355.0	$376.9
Contractual maturities of gross lease receivables as of March 31, 2025, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2025	$96.6
2026	115.6
2027	77.7
2028	46.6
2029	29.1
2030 and thereafter	6.2
Total	$371.8
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
The Company manages the credit risk of the net investment in sales-type leases using a number of factors relating to its customers, including, but not limited to, the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table summarizes the amortized cost basis by year of origination and by credit quality for the net investment in sales-type leases as of March 31, 2025 (in millions):

	2025	2024	2023	2022	2021	Prior	Net Investment
Credit Rating:
High	$14.4	$61.0	$28.9	$39.2	$26.1	$4.9	$174.5
Moderate	9.4	78.5	18.7	36.1	24.1	9.5	176.3
Low	—	2.9	0.8	1.2	1.2	0.7	6.8
Total	$23.8	$142.4	$48.4	$76.5	$51.4	$15.1	$357.6
For the three months ended March 31, 2025, and 2024, credit losses related to the net investment in sales-type leases were not material.
NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions
There were no material acquisitions in the three months ended March 31, 2025, and 2024.
Pending Acquisitions
On January 21, 2025, Intuitive announced that it has entered into a definitive agreement with the current Intuitive technology distributors ab medica, Abex, Excelencia Robotica, and their affiliates to acquire the da Vinci and Ion distribution businesses in Italy, Spain, Portugal, Malta, and San Marino, and associated territories. The transaction consists of an upfront cash payment of approximately EUR 290 million and up to an additional EUR 31 million in commercial milestone cash payments, subject to certain closing adjustments. The Company expects to complete the transaction in the first half of 2026, subject to applicable regulatory approvals and customary closing conditions.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance as of December 31, 2024	$347.5
Acquisition activity	—
Translation and other	—
Balance as of March 31, 2025	$347.5
Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible assets balances (in millions):

	As of March 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$203.3	$(187.7)	$15.6	$203.3	$(185.4)	$17.9
Customer relationships	27.1	(23.2)	3.9	27.3	(22.3)	5.0
Distribution rights and others	1.2	(1.1)	0.1	1.2	(1.1)	0.1
Total intangible assets	$231.6	$(212.0)	$19.6	$231.8	$(208.8)	$23.0

Amortization expense related to intangible assets was $3.4 million and $5.1 million for the three months ended March 31, 2025, and 2024, respectively.
The estimated future amortization expense related to intangible assets as of March 31, 2025, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2025	$8.8
2026	5.4
2027	3.0
2028	1.4
2029	0.6
2030 and thereafter	0.4
Total	$19.6
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
On March 31, 2024, the Court granted-in-part and denied-in-part both Intuitive’s and plaintiff’s motions for summary judgment, and issued additional rulings related to expert witnesses. Trial in this matter commenced on January 6, 2025. On January 28, 2025, after the close of both plaintiff’s and Intuitive’s cases in chief, the Court found in Intuitive’s favor on all of SIS’s antitrust claims and stayed Intuitive’s counterclaims. On February 27, 2025, SIS filed a Notice of Appeal to the Ninth Circuit Court of Appeals. SIS’s brief is due May 22, 2025, and Intuitive’s response is due June 23, 2025. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
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
With regard to this class action case, on September 7, 2023, the Court heard argument on the parties’ respective motions for summary judgment and motions related to expert testimony. On March 31, 2024, the Court granted-in-part and denied-in-part plaintiffs’ motion for summary judgment on certain market definition issues and denied Intuitive’s motion on the antitrust claims. In denying Intuitive’s motion, the Court declined to decide whether third-party companies were required to obtain 510(k) clearance for their services with respect to EndoWrist instruments, and in the absence of a formal ruling from the FDA on that question denied Intuitive’s motion for summary judgment challenging plaintiffs’ standing on that ground. There were additional rulings on the expert witness issues as well. In the summary judgment order, the Court ruled with plaintiffs that the da Vinci robot and EndoWrist instruments occupy separate product markets for antitrust purposes. The Court also ruled that there is an antitrust aftermarket for the repair and replacement of EndoWrist instruments, and that Intuitive holds monopoly power in that aftermarket. The Court denied summary judgment for plaintiffs on the issue of whether soft-tissue surgical robots constitute a relevant antitrust market or are part of a larger market that includes laparoscopic and open surgery for antitrust purposes. On July 30, 2024, the Court granted Intuitive’s motion for reconsideration, vacating those portions of the Court’s March 31, 2024 Order granting summary judgment as to the definition of a U.S. market for EndoWrist instrument repair and replacement and Intuitive’s market power in such a market. On March 31, 2025, the Court granted plaintiff’s motion for class certification. No trial date has been scheduled for this matter. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
On September 18, 2024, Restore Robotics Repairs (“Restore”) filed a complaint in the United States District Court for the Northern District of Florida alleging antitrust claims against the Company relating to the service and replacement of X/Xi EndoWrist instruments for use with the da Vinci X and Xi surgical systems. On December 9, 2024, Intuitive filed a motion to dismiss to which plaintiff responded by amending its complaint. Intuitive filed a motion to dismiss the first amended complaint on January 31, 2025. Plaintiff filed an opposition to Intuitive’s motion to dismiss on February 14, 2025, and Intuitive filed a reply on March 26, 2025. The Court has not yet ruled on that motion. On April 7, 2025, Plaintiff filed a motion for leave to file a second amended complaint. On April 21, 2025, Intuitive filed an opposition to Plaintiff’s motion for leave to file a second amended complaint. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.

NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	356.6	$0.4	$9,681.3	$6,803.3	$(51.3)	$16,433.7	$95.9	$16,529.6
Issuance of common stock through employee stock plans	2.4	—	134.3	—	—	134.3	—	134.3
Shares withheld related to net share settlement of equity awards	(0.6)	—	(7.8)	(362.3)	—	(370.1)	—	(370.1)
Share-based compensation expense related to employee stock plans	—	—	185.9	—	—	185.9	—	185.9
Net income attributable to Intuitive Surgical, Inc.	—	—	—	698.4	—	698.4	—	698.4
Other comprehensive income	—	—	—	—	24.2	24.2	0.1	24.3
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	5.3	5.3
Ending balance	358.4	$0.4	$9,993.7	$7,139.4	$(27.1)	$17,106.4	$101.3	$17,207.7

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	352.3	$0.4	$8,576.4	$4,743.0	$(12.2)	$13,307.6	$89.7	$13,397.3
Issuance of common stock through employee stock plans	3.0	—	180.4	—	—	180.4	—	180.4
Shares withheld related to net share settlement of equity awards	(0.6)	—	(6.6)	(220.0)	—	(226.6)	—	(226.6)
Share-based compensation expense related to employee stock plans	—	—	152.8	—	—	152.8	—	152.8
Net income attributable to Intuitive Surgical, Inc.	—	—	—	544.9	—	544.9	—	544.9
Other comprehensive income (loss)	—	—	—	—	3.5	3.5	(0.4)	3.1
Cash dividends declared and payable by joint venture	—	—	—	—	—	—	(8.0)	(8.0)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	2.5	2.5
Ending balance	354.7	$0.4	$8,903.0	$5,067.9	$(8.7)	$13,962.6	$83.8	$14,046.4
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $10.0 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in July 2022, when the Board increased the authorized amount available under the Repurchase Program to $3.5 billion, including amounts remaining under previous authorization. As of March 31, 2025, the remaining amount of share repurchases authorized by the Board under the Repurchase Program was approximately $1.1 billion.
The Company did not make any stock repurchases during the three months ended March 31, 2025, and 2024.

Accumulated Other Comprehensive Loss, Net of Tax, Attributable to Intuitive Surgical, Inc.
The components of accumulated other comprehensive loss, net of tax, attributable to Intuitive Surgical, Inc. are as follows (in millions):

	Three Months Ended March 31, 2025
	Gains on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Losses	Employee Benefit Plans	Total
Beginning balance	$11.0	$(14.6)	$(33.1)	$(14.6)	$(51.3)
Other comprehensive income (loss) before reclassifications	(16.0)	29.1	5.4	—	18.5
Amounts reclassified from accumulated other comprehensive income	5.6	—	—	0.1	5.7
Net current-period other comprehensive income (loss)	(10.4)	29.1	5.4	0.1	24.2
Ending balance	$0.6	$14.5	$(27.7)	$(14.5)	$(27.1)

	Three Months Ended March 31, 2024
	Gains (Losses) on Hedge Instruments	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Gains	Employee Benefit Plans	Total
Beginning balance	$(2.5)	$(29.7)	$19.4	$0.6	$(12.2)
Other comprehensive income (loss) before reclassifications	4.1	(4.3)	2.2	—	2.0
Amounts reclassified from accumulated other comprehensive income (loss)	1.5	0.1	—	(0.1)	1.5
Net current-period other comprehensive income (loss)	5.6	(4.2)	2.2	(0.1)	3.5
Ending balance	$3.1	$(33.9)	$21.6	$0.5	$(8.7)
The tax impacts for amounts recognized in other comprehensive income before reclassifications and reclassified from accumulated other comprehensive loss relating to hedge instruments, available-for-sale securities, foreign currency translation gains (losses), and employee benefit plans for the three months ended March 31, 2025, and 2024, were not material to the Company’s Financial Statements.
NOTE 10.    SHARE-BASED COMPENSATION
In April 2024, the Company’s shareholders approved an amended and restated 2010 Incentive Award Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 110,350,000 to 115,350,000. As of March 31, 2025, approximately 17.1 million shares were reserved for future issuance under the Company’s stock plans, and a maximum of approximately 7.4 million of these shares can be awarded as restricted stock units (“RSUs”).
Restricted Stock Units
RSU activity under all stock plans for the three months ended March 31, 2025, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested balance as of December 31, 2024	5.2	$314.39
RSUs granted	1.5	$580.31
RSUs vested	(1.6)	$295.53
RSUs forfeited	(0.1)	$334.82
Unvested balance as of March 31, 2025	5.0	$401.13

Stock Options
Stock option activity under all stock plans for the three months ended March 31, 2025, was as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted-Average Exercise Price Per Share
Balance as of December 31, 2024	7.1	$192.90
Options granted	—	$—
Options exercised	(0.5)	$127.00
Options forfeited or expired	—	$239.02
Balance as of March 31, 2025	6.6	$197.44
As of March 31, 2025, options to purchase an aggregate of 5.8 million shares of common stock were exercisable at a weighted-average price of $188.13 per share.
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
In the first quarter of 2025, the Company had four types of PSU awards: the 2022 PSU awards, the 2023 PSU awards, the 2024 PSU awards, and the 2025 PSU awards. The 2022 PSU grant metrics were focused on relative total shareholder return (“TSR”), year-over-year da Vinci procedure growth for 2023, and two-year compound annual da Vinci procedure growth for 2024. The 2022 PSU awards vested in the first quarter of 2025. The 2023 PSU grant metrics are focused on relative TSR, da Vinci and Ion procedure growth in 2024 compared to 2022, and da Vinci and Ion procedure growth in 2025 compared to 2022. The 2024 PSU grant metrics are focused on relative TSR, da Vinci and Ion procedure growth in 2025 compared to 2023, and da Vinci and Ion procedure growth in 2026 compared to 2023. The 2025 PSU grant metrics are focused on relative adjusted operating margin as compared to selected peers, da Vinci and Ion procedure growth in 2026 compared to 2024, and da Vinci and Ion procedure growth in 2027 compared to 2024.
The TSR metric used in the 2022, 2023, and 2024 PSU awards is considered a market condition, and the expense is determined at the grant date. The procedure growth and relative adjusted operating margin metrics are considered performance conditions, and the expense is recorded based on the forecasted performance, which is reassessed each reporting period based on the probability of achieving the performance conditions. The number of shares earned at the end of the three-year period will vary, based on actual performance, from 0% to 125% of the target number of PSUs granted. PSUs are subject to forfeiture if employment terminates prior to the vesting date. PSUs are not considered issued or outstanding shares of the Company.
The Company calculates the fair value for each component of the PSUs individually. The fair value for the component with the TSR metric was determined using Monte Carlo simulation. The fair value per share for the components with the procedure growth metrics is equal to the closing stock price on the grant date.
PSU activity for the three months ended March 31, 2025, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2024	0.3	$306.94
Granted	0.1	$580.93
Vested	(0.1)	$299.32
Performance change	—	$267.23
Forfeited	—	$—
Unvested balance as of March 31, 2025	0.3	$367.92
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.2 million shares for $75.5 million and approximately 0.3 million shares for $68.4 million during the three months ended March 31, 2025, and 2024, respectively.

Share-Based Compensation Expense
The following table summarizes share-based compensation expense (in millions):

	Three Months Ended March 31,
	2025	2024
Cost of revenue – product (before capitalization)	$30.9	$22.8
Amounts capitalized into inventory	(28.5)	(21.4)
Amounts recognized in income for amounts previously capitalized in inventory	27.8	21.3
Cost of revenue – product	$30.2	$22.7
Cost of revenue – service	8.2	7.0
Total cost of revenue	38.4	29.7
Selling, general and administrative	82.3	68.2
Research and development	69.0	57.7
Share-based compensation expense before income taxes	189.7	155.6
Income tax benefit	37.0	32.4
Share-based compensation expense after income taxes	$152.7	$123.2
The fair value of each right to acquire stock granted under the ESPP was estimated using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
ESPP
Risk-free interest rate	4.2%	4.6%
Expected term (in years)	1.2	1.2
Expected volatility	30%	32%
Fair value at grant date	$170.50	$115.48
NOTE 11.    INCOME TAXES
Income tax benefit for the three months ended March 31, 2025, was $35.2 million, or 5.3% of income before taxes, compared to $8.9 million, or 1.7% of income before taxes, for the three months ended March 31, 2024.
The effective tax rates for the three months ended March 31, 2025, and 2024, differed from the U.S. federal statutory rate of 21% primarily due to the excess tax benefits associated with employee equity plans, the federal research and development credit benefit, and the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes (net of the federal benefit) and U.S. tax on foreign earnings.
The Company’s provision for income taxes for the three months ended March 31, 2025, and 2024, included excess tax benefits associated with employee equity plans of $145.4 million and $111.1 million, respectively, which reduced the Company’s effective tax rate by 21.8 and 20.6 percentage points, respectively.
The Company files federal, state, and foreign income tax returns in many jurisdictions in the U.S. and OUS. Years before 2017 are considered closed for significant jurisdictions. Certain of the Company’s unrecognized tax benefits could change due to activities of various tax authorities, including evolving interpretations of existing tax laws in the jurisdictions in which the Company operates, potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they change. It is reasonably possible that our existing unrecognized tax benefits may decrease by up to $49 million as a result of expirations of the statute of limitations and audit conclusions in various jurisdictions within the next 12 months.
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

NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$698.4	$544.9
Denominator:
Weighted-average shares outstanding used in basic calculation	357.5	353.5
Add: dilutive effect of potential common shares	7.1	7.0
Weighted-average shares outstanding used in diluted calculation	364.6	360.5
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.95	$1.54
Diluted	$1.92	$1.51
Share-based compensation awards of approximately 0.6 million and 0.9 million shares for the three months ended March 31, 2025, and 2024, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.
NOTE 13.     SEGMENT INFORMATION
Intuitive is committed to advancing minimally invasive care through a comprehensive ecosystem of products and services. This connected ecosystem includes systems, instruments and accessories, learning, and services connected by a digital portfolio that enables actionable digital insights across the care continuum. The systems, as well as the instruments and accessories, are primarily developed and manufactured by Intuitive. For the three months ended March 31, 2025, and 2024, domestic revenue accounted for 68% and 66%, respectively, of total revenue, while revenue from the Company’s OUS markets accounted for 32% and 34%, respectively, of total revenue. The Company manages the business activities on a consolidated basis and operates in one reportable segment.
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
The Company’s long-lived assets consist primarily of property, plant and equipment, net. As of March 31, 2025, and December 31, 2024, 82% and 83%, respectively, of long-lived assets were in the U.S. As of March 31, 2025, and December 31, 2024, no individual country other than the U.S. accounted for 10% or more of these assets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition as of March 31, 2025, and results of operations for the three months ended March 31, 2025, and 2024, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Statements using words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to future results of operations, future financial condition, our financing plans and future capital requirements, our potential tax assets or liabilities, and statements based on current expectations, estimates, forecasts, and projections about the economies and geographic markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: the overall macroeconomic environment, which may impact customer spending and our costs, including tariffs, the levels of inflation, and interest rates; the conflict between Ukraine and Russia; conflicts in the Middle East; disruption to our supply chain, including difficulties in obtaining a sufficient supply of materials; curtailed or delayed capital spending by hospitals; the impact of global and regional economic and credit market conditions on healthcare spending; delays in obtaining new product approvals, clearances, or certifications from the Food and Drug Administration (“FDA”), comparable regulatory authorities, or notified bodies; the risk of our inability to comply with complex FDA and other regulations, which may result in significant enforcement actions; regulatory approvals, clearances, certifications, and restrictions or any dispute that may occur with any regulatory body; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and customer acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions; intellectual property positions and litigation; risks associated with our operations and any expansion outside of the U.S.; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole- and single-sourced suppliers; the results of legal proceedings to which we are or may become a party; adverse publicity regarding us and the safety of our products and adequacy of training; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements (including changes to tariffs imposed by the U.S. on imports from various countries, including Mexico, where we currently manufacture a significant majority of our instruments and accessories); and other risks and uncertainties, including those listed under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated by our other filings with the Securities and Exchange Commission (“SEC”). Our actual results may differ materially and adversely from those expressed in any forward-looking statement, and we undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
Product and brand names and logos, including Intuitive, da Vinci, and Ion, are trademarks or registered trademarks of Intuitive Surgical, Inc. or one of its subsidiaries or of their respective owners. Additional information about our trademarks can be found on our website at www.intuitive.com/trademarks. Although we reference our trademarks located on our website, this list of trademarks and any other materials on our corporate website are not incorporated by reference into this Form 10-Q or any of our other filings under the Securities Act of 1933, as amended, or the Exchange Act.

Overview
As part of our mission, we believe that minimally invasive care is life-enhancing care. Since our founding 30 years ago, we have been delivering on this mission by combining innovative technology with clinical expertise to advance minimally invasive care. We do so by providing a comprehensive ecosystem that includes robotic-assisted systems, instruments and accessories, customer learning, and support services all connected by a digital portfolio that enables actionable insights across the care continuum.
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
We are in the early stages of launching our da Vinci SP surgical system and have an installed base of 291 da Vinci SP surgical systems as of March 31, 2025. We have received FDA clearance for the da Vinci SP surgical system for urologic, colorectal, general thoracoscopic, and certain transoral procedures. Additionally, the da Vinci SP surgical system has received regulatory clearance in South Korea for a broad set of procedures. The da Vinci SP surgical system has also received regulatory clearance in Japan for the same set of procedures that are currently allowed with the da Vinci Xi surgical system in Japan. In January 2024, the da Vinci SP surgical system received European certification in accordance with Regulation (EU) 2017/745 of the European Parliament and of the Council of 5 April 2017 on medical devices (the “EU MDR”) for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, and breast surgical procedures, and we are commercializing the da Vinci SP surgical system in select major European countries as part of a measured rollout. In August 2024, we obtained regulatory clearance in Taiwan for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, transanal total mesorectal excision, and breast surgical procedures. We plan to seek FDA clearances for additional indications for the da Vinci SP surgical system and expand the system’s regulatory approvals (including for additional indications) in other outside of the U.S. (“OUS”) markets over time. The success of the da Vinci SP surgical system is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances.
In March 2024, we obtained FDA clearance for our da Vinci 5 surgical system, our next-generation multi-port robotic system, for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications. In October 2024, we obtained regulatory clearance in South Korea for the da Vinci 5 surgical system for use in urologic, general, gynecologic, thoracoscopic, thoracoscopically-assisted cardiotomy, and transoral otolaryngology surgical procedures. We are in the midst of a phased launch of our da Vinci 5 surgical system, which we expect to extend over several quarters, giving us time to mature our supply and manufacturing processes for the new system. As of March 31, 2025, we have an installed base of 509 da Vinci 5 surgical systems. Additionally, we are in the regulatory processes in Japan and Europe for our da Vinci 5 surgical system.
We offer approximately 70 different multi-port da Vinci instruments to provide surgeons with flexibility in choosing the types of tools needed to perform a particular surgery. These multi-port instruments are generally robotically controlled and provide end effectors (tips) that are similar to those used in either open or laparoscopic surgery. We offer advanced instrumentation for the da Vinci 5, da Vinci X, and da Vinci Xi surgical systems, including da Vinci energy and da Vinci stapler products, to provide surgeons with sophisticated, computer-aided tools to precisely and efficiently interact with tissue. The da Vinci 5, da Vinci X, and da Vinci Xi surgical systems generally share the same instruments, whereas the da Vinci Si surgical system uses instruments that are not compatible with the da Vinci 5, da Vinci X, and da Vinci Xi systems. Additionally, we have introduced a unique set of force feedback instruments that are only compatible with our da Vinci 5 surgical system. We also currently offer 14 core instruments on our da Vinci SP surgical system. We plan to expand our da Vinci SP instrument offering over time.
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
Tariff Update
On February 1, 2025, the U.S. imposed 25% tariffs on imports from Mexico and Canada, with several subsequent changes related to exemptions and effective dates, including an exemption for any goods that are within the scope of the United States-Mexico-Canada Agreement (“USMCA”). We currently manufacture a significant majority of our instruments and accessories in Mexicali, Mexico, most of which are certified under the requirements of USMCA and, therefore, have not been subject to the recently imposed tariffs. As a result, the impact of tariffs on us was not material in the first quarter of 2025.

On April 2, 2025, the U.S. imposed a 10% universal tariff on all imports that are not subject to the USMCA. The U.S. announced additional tariffs that vary by country, which are currently paused for 90 days. We import some raw materials and finished goods from outside of the U.S., which are subject to these tariffs, including our endoscopes, a majority of which are manufactured in Germany. We anticipate that some of our suppliers will incur incremental tariffs and may pass on those additional costs to us.
On April 7, 2025, the U.S. imposed a tariff on all imports from China, currently up to 145%. Our operations involve importing certain raw materials and finished goods from China, which are subject to the U.S. tariff. Concurrently, China has imposed a 125% tariff on all imports from the U.S. We import sub-assemblies to support our local da Vinci Xi surgical system manufacturing. Additionally, we sell U.S.-manufactured da Vinci Xi surgical systems into China. Both imports are subject to the Chinese tariff. We expect these tariffs to have a significant impact on the product cost of our da Vinci Xi surgical system in China, potentially hindering our competitiveness in securing future tenders in the region.
Based on these recently announced and implemented global tariffs, and assuming such tariffs remain in place, we anticipate a significant increase in our cost of revenues for the second half of 2025, which will impact our results of operation. The ultimate impact of changes to tariffs and trade barriers will depend on various factors, including the timing, amount, scope, and nature of any tariffs and trade barriers that are implemented.
Macroeconomic Environment
Our future results of operations and liquidity could be materially adversely affected by uncertainties surrounding macroeconomic and geopolitical factors both in the U.S. and globally. These uncertainties include any introduction or modification of tariffs or trade barriers, supply chain challenges, inflationary pressures, elevated interest rates, and disruptions in commodity markets stemming from conflicts, such as those between Russia and Ukraine and conflicts in the Middle East, including Israel and Iran.
During the first quarter of 2025, we continued to experience isolated stresses to supply, particularly for specific component materials and at certain subcontract suppliers that were operationally challenged to meet our production requirements. These isolated instances did not have a material impact on our business during the first quarter of 2025. As a result of the escalation in tariffs, import restrictions, and retaliatory measures between major economies, we may experience tariff-related inflation in raw materials costs as well as supply shortages as companies seek alternative sources of supply of critical materials and navigate adjustments in logistics and transportation routes.
Elevated interest rates have made access to credit more difficult, and the ability of certain suppliers to fund investments in capacity and infrastructure as well as any insolvency of certain suppliers, including sole- and single-sourced suppliers, may present heightened continuity risks. Additionally, although incidents of cybersecurity breaches have not significantly impacted our supply chain to date, they continue to be actively monitored to protect supply continuity. We are actively engaged in activities that seek to mitigate the impact of any supply chain risks and disruptions on our operations.
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
The da Vinci surgical system generally sells for between $0.7 million and $3.1 million, depending on the model, configuration, and geography, and represents a significant capital equipment investment for our customers when purchased. Our instruments and accessories have limited lives and will either expire or wear out as they are used in surgery, at which point they need to be replaced. We generally earn between $1,000 and $3,600 of instruments and accessories revenue per surgical procedure performed, depending on the type and complexity of the specific procedures performed and the number and type of instruments used. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $100,000 and $225,000, depending on the configuration of the underlying system and the composition of the services offered under the contract. Our system sale arrangements generally include a five-year period of service, with the first year of service provided for free. These service contracts have generally been renewed at the end of the initial contractual service periods.

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

The following table summarizes our system placements under leasing arrangements:

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
Operating lease revenue has grown at a faster rate than overall systems revenue and was $654 million, $501 million, and $377 million for the years ended December 31, 2024, 2023, and 2022, respectively, of which $338 million, $217 million, and $133 million, respectively, was variable lease revenue related to our usage-based operating lease arrangements. Variable lease revenue related to our usage-based operating lease arrangements has been included in our operating lease metrics herein.
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

The following table summarizes our systems installed at customers under operating leasing arrangements:

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
Systems Revenue
System placements are driven by procedure growth in most geographic markets. In some markets, system placements are constrained by regulation. In geographies where da Vinci procedure adoption is in an early stage or system placements are constrained by regulation, system sales will precede procedure growth. System placements also vary due to seasonality, largely aligned with hospital budgeting cycles. On an annual basis, we typically place a higher proportion of systems in the fourth quarter and a lower proportion in the first quarter as many customer budgets are reset. Systems revenue is also affected by the proportion of system placements under operating lease arrangements, recurring fixed-payment and usage-based operating lease revenue, Lease Buyouts, product mix, ASPs, trade-in activities, customer mix, and specified-price trade-in rights. We generally do not provide specified-price trade-in rights or upgrade rights at the time of a system purchase; however, as we continue the phased launch of our next-generation da Vinci 5 surgical system, specified-price trade-in rights will continue to be included in certain arrangements. For trade-in activities involving operating lease upgrades, depending on the timing and terms of the upgrade transaction, the amount of revenue generated on the initial and new lease arrangements may not, in the aggregate, generate the same amount of revenue that a traditional sale and trade-in transaction would. Systems revenue increased 17% to $1.97 billion in 2024. Systems revenue remained flat at $1.68 billion in 2023. Systems revenue declined 1% to $1.68 billion in 2022.
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
Our products and operations are also subject to increasingly stringent medical device, privacy, and other regulations by national, regional, federal, state, and local authorities. After a device is placed on the market, numerous FDA and comparable foreign regulatory requirements continue to apply. These requirements include establishment registration, potential quality system and manufacturing audits and inspections, and device listing with the FDA or other foreign regulatory authorities and compliance with medical device reporting regulations, which require that manufacturers report to the FDA or other foreign regulatory authorities if their device caused or contributed, or may have caused or contributed, to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.
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
Clearances, Approvals, and Certifications
We have generally obtained the regulatory clearances, approvals, and certifications required to market our products associated with our da Vinci multi-port surgical systems (da Vinci S, da Vinci Si, da Vinci Xi, and da Vinci X systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. We have additionally obtained regulatory clearances, approvals, and certifications for the following products over the past several years:
•In March 2025, we obtained FDA clearance for our SP SureForm 45 stapler and our SP SureForm 45 curved-tip stapler for use with our da Vinci SP surgical system, which may be particularly useful in thoracic and colorectal surgical procedures.
•In February 2025, we obtained European certification in accordance with the EU MDR to extend the number of uses of our catheter instrument used with our Ion endoluminal system from five to eight uses. In April 2024, we obtained FDA clearance to extend the number of uses of our catheter instrument from five to eight uses.
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
•In October 2024, we obtained regulatory clearance in South Korea for our da Vinci 5 surgical system, our next-generation multi-port robotic system, for use in urologic, general, gynecologic, thoracoscopic, thoracoscopically-assisted cardiotomy, and transoral otolaryngology surgical procedures. In March 2024, we obtained FDA clearance for our da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications as well as one contraindication related to the use of force feedback in hysterectomy and myomectomy surgical procedures. We are in the midst of a phased launch of our da Vinci 5 surgical system, which we expect to extend over several quarters, giving us time to mature our supply and manufacturing processes for the new system.
•In September 2024, we obtained FDA clearance for our redesigned 8 mm SureForm 30 stapler and 8 mm SureForm 30 Curved-Tip stapler instruments and reloads for use with our da Vinci 5, da Vinci X, and da Vinci Xi surgical systems in general, thoracic, gynecologic, urologic, and pediatric surgical procedures. In April 2024, we obtained European certification in accordance with the EU MDR for our redesigned 8 mm SureForm 30 stapler and 8 mm SureForm 30 Curved-Tip stapler instruments and reloads for use in general, thoracic, gynecologic, urologic, and pediatric surgical procedures.
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
•In March 2024, we received NMPA regulatory clearance for our Ion endoluminal system in China. We placed our first Ion systems in China during the third quarter of 2024 and will continue our rollout of the Ion system in China in a measured fashion while we optimize training pathways and collect additional clinical data. In September 2023, we received regulatory clearance in South Korea for our Ion endoluminal system. We expect the introduction of the Ion system in South Korea to follow the refinement of our training pathways in the region and the gathering of local clinical and economic data. In March 2023, we obtained European certification in accordance with the EU MDR for our Ion endoluminal system. In Europe, we continued commercialization in the United Kingdom (“UK”) and are beginning to place Ion systems in continental Europe with a similar approach of initially focusing on the collection of clinical data in support of our European reimbursement strategy.
•In August 2023, following approval by China’s NMPA for a local version of our da Vinci Xi surgical system in June 2023, our Joint Venture received a manufacturing license that permits the Joint Venture to manufacture our da Vinci Xi surgical system for sale to customers in China.
Refer to the descriptions of our new products that received regulatory clearances, approvals, or certifications in 2025, 2024, and 2023 in the Recent Product Introductions section below.
In June 2023, the China National Health Commission published the 14th five-year plan quota for major medical equipment to be sold in China on its official website (the “2023 Quota”). Under the 2023 Quota, the government will allow for the sale of 559 new surgical robots into China, which could include da Vinci surgical systems as well as surgical systems introduced by others. As of March 31, 2025, including systems that were sold in prior quarters, we have placed 134 da Vinci surgical systems under the 2023 Quota. Future sales of da Vinci surgical systems under this and any previously published open quotas are uncertain, as they are open to other medical device companies that have introduced robotic-assisted surgical systems and are dependent on hospitals completing a tender process and receiving associated approvals. Our ability to track the number of systems that could be sold under these quotas in the future is limited by provincial and national agencies making such information publicly available.
Since 2022, several provinces in China have implemented significant limits on what hospitals can charge patients for surgeries using robotic surgical technology, including soft tissue surgery. These limits have significantly impacted the number of procedures performed and have impacted our instruments and accessories revenue in those provinces. However, as of the date of this report, these limits have not had a material impact on our business, financial condition, or results of operations, as only a small portion of our installed base in China is currently located in the impacted provinces. Companies providing robotic surgical technology, including our Joint Venture, have been meeting with Chinese government healthcare agencies to discuss these developments and to provide feedback. We cannot assure you that additional provincial or national healthcare agencies and administrations will not impose similar limits, and we expect to continue to face increased pricing pressure, both of which could further impact the number of procedures performed and our instruments and accessories revenue in China.
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
In 2024, approximately 95,500 biopsy procedures were performed with Ion systems, compared to approximately 53,800 in 2023 and approximately 23,500 in 2022. The increase in our overall procedure volume in 2024 reflects a larger installed base of approximately 805 systems, an increase of 51% compared to the installed base of approximately 534 systems as of 2023. In 2024, 2023, and 2022, the vast majority of Ion biopsy procedures were performed in the U.S.

Recent Business Events and Trends
Da Vinci Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 17% for the three months ended March 31, 2025, compared to approximately 16% for the three months ended March 31, 2024. The first quarter 2025 procedure growth was largely attributable to growth in U.S. general surgery, OUS general surgery (particularly cancer), OUS urology, and OUS gynecology procedures.
U.S. Procedures. U.S. da Vinci procedures grew approximately 13% for the three months ended March 31, 2025, compared to approximately 14% for the three months ended March 31, 2024. The first quarter 2025 U.S. procedure growth was largely attributable to strong growth in general surgery procedures, most notably cholecystectomy and hernia repair procedures. The number of U.S. da Vinci bariatric procedures performed continued to decline in the mid-single digits in the first quarter of 2025 compared to the first quarter of 2024.
OUS Procedures. OUS da Vinci procedures grew approximately 24% for the three months ended March 31, 2025, compared to approximately 20% for the three months ended March 31, 2024. The first quarter 2025 OUS procedure growth was driven by growth in general surgery procedures, most notably colorectal and hernia repair procedures, urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and gynecologic procedures, most notably hysterectomy procedures. The first quarter 2025 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. We saw strong procedure growth in the UK, India, and South Korea during the first quarter of 2025. We believe that growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures as well as increased surgeon training. In South Korea, the doctor strikes that began in the first quarter of 2024 continued; however, we saw a recovery in the number of procedures performed in the first quarter of 2025, and the growth rate in South Korea modestly exceeded the overall OUS procedure growth rate. The sustainability of this recovery and the extent of the continued impact of these strikes on procedures in South Korea remains uncertain.
Ion Procedures
Overall. Total Ion procedures performed by our customers grew approximately 58% for the three months ended March 31, 2025, compared to approximately 90% for the three months ended March 31, 2024. The first quarter 2025 procedure growth was largely attributable to a larger installed base of Ion systems and the conversion of other lung biopsy modalities.
System Demand
We placed 367 da Vinci surgical systems in the first quarter of 2025, compared to 313 systems in the first quarter of 2024. The increase in system placements reflects continued demand for additional capacity by our customers as a result of procedure growth as well as demand for our next-generation da Vinci 5 system, including the impact from customers beginning to trade in fourth-generation da Vinci systems. During the first quarter of 2025, we placed 147 da Vinci 5 systems, compared to 8 systems in the first quarter of 2024.
We placed 49 Ion systems in the first quarter of 2025, compared to 70 systems in the first quarter of 2024. In the U.S., where we estimate that penetration of lung biopsy is approaching the halfway point, our customers’ focus has begun to shift from increasing capacity to increasing utilization of their existing systems.
We continue to see some customers challenged by staffing shortages, decreased government funding in healthcare (particularly in Europe), and other financial pressures. As a result, we expect our customers to continue to be cautious in their overall capital spending. In addition, system demand in China has been adversely impacted by increasing robotic-assisted surgical system competition from domestic companies and, to a lesser extent, a broader central government focus on systematic governance. Currently, the extent and impact of the competitive dynamics and this campaign in China on our business remains uncertain.
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
SureForm 30 Curved-Tip Stapler and Reloads. The 8 mm SureForm 30 curved-tip stapler and reloads (gray, white, and blue) were designed for use with our multi-port da Vinci surgical systems to help surgeons better visualize and reach anatomy through a combination of the 8 mm diameter instrument shaft and jaws, 120-degree cone of wristed articulation, and the curved tip. As it fits through the 8 mm da Vinci surgical system instrument cannula, the stapler allows different angles for surgeons to approach patient anatomy. Consistent with our other SureForm staplers, the 8 mm SureForm 30 curved-tip stapler integrates SmartFire technology, which makes automatic adjustments to the firing process as staples are formed and the transection is made. The technology makes more than 1,000 measurements per second, helping achieve a consistent staple line.
SP SureForm 45 Stapler and SP SureForm 45 Curved-Tip Stapler. The SP SureForm 45 stapler and SP SureForm 45 curved-tip stapler were both designed for use with the da Vinci SP surgical system, providing precision and versatility in minimally invasive procedures. Featuring wristed articulation and a 45 mm staple line, these staplers enhance access to anatomical structures through a single-port approach. Consistent with our multi-port SureForm staplers, these staplers integrate SmartFire technology to monitor tissue compression and make automatic adjustments during firing to optimize staple formation and transection. With real-time monitoring of over 1,000 measurements per second, these staplers help achieve a secure and consistent staple line. The staplers use the same reloads (gray, white, blue, green, and black) as the multi-port SureForm 45 staplers.

First Quarter 2025 Operational and Financial Highlights
•Total revenue increased by 19% to $2.25 billion for the three months ended March 31, 2025, compared to $1.89 billion for the three months ended March 31, 2024.
•Approximately 732,000 da Vinci procedures were performed during the three months ended March 31, 2025, an increase of 17% compared to approximately 627,000 da Vinci procedures for the three months ended March 31, 2024.
•Approximately 30,700 Ion procedures were performed during the three months ended March 31, 2025, an increase of 58% compared to approximately 19,500 Ion procedures for the three months ended March 31, 2024.
•Instruments and accessories revenue increased by 18% to $1.37 billion for the three months ended March 31, 2025, compared to $1.16 billion for the three months ended March 31, 2024.
•Systems revenue increased by 25% to $523 million for the three months ended March 31, 2025, compared to $418 million during the three months ended March 31, 2024.
•During the three months ended March 31, 2025, we placed 367 da Vinci surgical systems compared to 313 systems during the three months ended March 31, 2024. The first quarter 2025 da Vinci surgical system placements included 147 da Vinci 5 systems compared to 8 systems during the three months ended March 31, 2024.
•As of March 31, 2025, we had a da Vinci surgical system installed base of approximately 10,189 systems, an increase of 15% compared to an installed base of approximately 8,887 systems as of March 31, 2024.
•Utilization of da Vinci surgical systems, measured in terms of procedures per system per year, increased 2% relative to the first quarter of 2024.
•During the three months ended March 31, 2025, we placed 49 Ion systems compared to 70 systems during the three months ended March 31, 2024.
•As of March 31, 2025, we had an Ion system installed base of approximately 853 systems, an increase of 41% compared to an installed base of approximately 604 systems as of March 31, 2024.
•Gross profit as a percentage of revenue was 64.7% for the three months ended March 31, 2025, compared to 65.9% for the three months ended March 31, 2024.
•Operating income increased by 23% to $578 million for the three months ended March 31, 2025, compared to $469 million during the three months ended March 31, 2024. Operating income included $190 million and $156 million of share-based compensation expense related to employee stock plans and $8.5 million and $5.1 million of intangible asset-related charges for the three months ended March 31, 2025, and 2024, respectively.
•As of March 31, 2025, we had $9.10 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $0.27 billion, compared to $8.83 billion as of December 31, 2024, primarily as a result of cash provided by operating activities and proceeds from stock option exercises and employee stock purchases, partially offset by cash used for taxes paid related to net share settlements of equity awards and capital expenditures.

Results of Operations
The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements (“Financial Statements”) and Notes thereto.
Certain information from our unaudited Condensed Consolidated Statements of Income has been summarized below (in millions, except percentages):

	Three Months Ended March 31,
	2025	% of Total Revenue	2024	% of Total Revenue
Revenue:
Product	$1,890.4	84%	$1,577.1	83%
Service	363.0	16%	313.5	17%
Total revenue	2,253.4	100%	1,890.6	100%
Cost of revenue:
Product	670.7	30%	554.4	29%
Service	125.0	5%	90.8	5%
Total cost of revenue	795.7	35%	645.2	34%
Product gross profit	1,219.7	54%	1,022.7	54%
Service gross profit	238.0	11%	222.7	12%
Gross profit	1,457.7	65%	1,245.4	66%
Operating expenses:
Selling, general and administrative	563.4	25%	491.5	26%
Research and development	316.2	14%	284.5	15%
Total operating expenses	879.6	39%	776.0	41%
Income from operations	578.1	26%	469.4	25%
Interest and other income, net	90.4	4%	69.1	4%
Income before taxes	668.5	30%	538.5	29%
Income tax benefit	(35.2)	(1)%	(8.9)	—%
Net income	703.7	31%	547.4	29%
Less: net income attributable to noncontrolling interest in joint venture	5.3	—%	2.5	—%
Net income attributable to Intuitive Surgical, Inc.	$698.4	31%	$544.9	29%
Total Revenue
Total revenue increased by 19% to $2.25 billion for the three months ended March 31, 2025, compared to $1.89 billion for the three months ended March 31, 2024, resulting from 18% higher instruments and accessories revenue, 25% higher systems revenue, and 16% higher service revenue.
We generally sell our products and services in local currencies where we have direct distribution channels. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 25% and 26% for the three months ended March 31, 2025, and March 31, 2024, respectively. Fluctuations in foreign currency exchange rates had an unfavorable impact on OUS total revenue of $8 million and $11 million for the three months ended March 31, 2025, and 2024, respectively. The impact of fluctuations in foreign currency exchange rates was determined by comparing current period revenue converted to USD using exchange rates that were effective in the comparable prior year period, net of the impacts from foreign currency hedging.
Revenue generated in the U.S. accounted for 68% and 66% of total revenue in the three months ended March 31, 2025, and March 31, 2024, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.

The following table summarizes our revenue and system unit placements (in millions, except percentages and unit placements):

	Three Months Ended March 31,
	2025	2024
Revenue
Instruments and accessories	$1,367.7	$1,158.9
Systems	522.7	418.2
Total product revenue	1,890.4	1,577.1
Service	363.0	313.5
Total revenue	$2,253.4	$1,890.6

U.S.	$1,538.2	$1,238.5
OUS	715.2	652.1
Total revenue	$2,253.4	$1,890.6
% of Revenue – U.S.	68%	66%
% of Revenue – OUS	32%	34%

Instruments and accessories	$1,367.7	$1,158.9
Service	363.0	313.5
Operating lease revenue	195.2	148.0
Total recurring revenue	$1,925.9	$1,620.4
% of Total revenue	85%	86%

Da Vinci Surgical System Placements by Region
U.S. unit placements	204	148
OUS unit placements	163	165
Total unit placements*	367	313
*Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	91	65
*Systems placed under usage-based operating lease arrangements (included in total unit placements)	107	94

Da Vinci Surgical System Placements involving Trade-ins or Lease Upgrades
Unit placements involving trade-ins or lease upgrades	67	29
Unit placements not involving trade-ins or lease upgrades	300	284

Ion System Placements**	49	70
**Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	14	26
**Systems placed under usage-based operating lease arrangements (included in total unit placements)	15	13
Product Revenue
Product revenue increased by 20% to $1.89 billion for the three months ended March 31, 2025, compared to $1.58 billion for the three months ended March 31, 2024.
Instruments and accessories revenue increased by 18% to $1.37 billion for the three months ended March 31, 2025, compared to $1.16 billion for the three months ended March 31, 2024. The increase in instruments and accessories revenue was primarily driven by approximately 17% higher da Vinci procedure volume and approximately 58% higher Ion procedure volume. The first quarter 2025 U.S. da Vinci procedure growth was approximately 13%, driven primarily by strong growth in general surgery procedures, most notably cholecystectomy and hernia repair procedures. The number of U.S. da Vinci bariatric procedures performed continued to decline in the mid-single digits in the first quarter of 2025 compared to the first quarter of 2024. The first quarter 2025 OUS da Vinci procedure growth was approximately 24%, driven by growth in general surgery procedures, most notably colorectal and hernia repair procedures, urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and gynecologic procedures, most notably hysterectomy procedures. Geographically, the first quarter 2025 OUS da Vinci procedure growth was driven by several markets with particular strength in the UK, India, and South Korea.
Systems revenue increased by 25% to $523 million for the three months ended March 31, 2025, compared to $418 million for the three months ended March 31, 2024. The higher first quarter 2025 system revenue was primarily driven by an increase in da Vinci system placements, higher operating lease revenue, higher first quarter 2025 ASPs, and higher lease buyout revenue, partially offset by a higher proportion of da Vinci system placements under operating leases.
During the first quarter of 2025, 367 da Vinci surgical systems were placed compared to 313 systems during the first quarter of 2024. By geography, 204 systems were placed in the U.S., 88 in Europe, 52 in Asia, and 23 in other markets during the first quarter of 2025, compared to 148 systems placed in the U.S., 84 in Europe, 56 in Asia, and 25 in other markets during the first quarter of 2024. The increase in system placements was primarily driven by continued demand for additional capacity by our customers as a result of procedure growth as well as demand for our next-generation da Vinci 5 system, including the impact from customers beginning to trade in fourth-generation da Vinci systems. As of March 31, 2025, we had a da Vinci surgical system installed base of approximately 10,189 systems, compared to an installed base of approximately 8,887 systems as of March 31, 2024. The incremental system installed base reflects continued procedure growth and further customer validation that robotic-assisted surgery addresses their Quintuple Aim objectives.
The following table summarizes our da Vinci system placements and systems installed at customers under leasing arrangements:

	Three Months Ended March 31,
	2025	2024
Da Vinci System Placements under Leasing Arrangements
Fixed-payment operating lease arrangements	91	65
Usage-based operating lease arrangements	107	94
Total da Vinci system placements under operating lease arrangements	198	159
% of Total da Vinci system placements	54%	51%
Sales-type lease arrangements	10	6
Total da Vinci system placements under leasing arrangements	208	165

Da Vinci System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	1,308	1,223
Usage-based operating lease arrangements	1,598	1,112
Total da Vinci system installed base under operating leasing arrangements	2,906	2,335
Operating lease revenue, including the contribution from Ion systems, was $195 million for the three months ended March 31, 2025, of which $112 million was variable lease revenue related to usage-based arrangements, compared to $148 million for the three months ended March 31, 2024, of which $70 million was variable lease revenue related to usage-based arrangements. Revenue from Lease Buyouts was $39 million for the three months ended March 31, 2025, compared to $29 million for the three months ended March 31, 2024. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise buyout options embedded in their leases.
The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements, Ion systems, and the impact of specified-price trade-in rights, was approximately $1.62 million for the three months ended March 31, 2025, compared to approximately $1.38 million for the three months ended March 31, 2024. The higher first quarter 2025 ASP was largely driven by favorable product mix, including from da Vinci 5 sales, and lower pricing discounts. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
During the first quarter of 2025, 49 Ion systems were placed compared to 70 systems during the first quarter of 2024. By geography, 45 systems were placed in the U.S., three in Europe, and one in other markets during first quarter of 2025, compared to 66 systems placed in the U.S. and four in Europe during the first quarter of 2024. In the U.S., where we estimate that penetration of lung biopsy is approaching the halfway point, our customers’ focus has begun to shift from increasing capacity to increasing utilization of their existing systems. As of March 31, 2025, we had an Ion system installed base of approximately 853 systems, compared to an installed base of approximately 604 systems as of March 31, 2024.
The following table summarizes our Ion system placements and systems installed at customers under leasing arrangements:

	Three Months Ended March 31,
	2025	2024
Ion System Placements under Leasing Arrangements
Fixed-payment operating lease arrangements	14	26
Usage-based operating lease arrangements	15	13
Total Ion system placements under operating lease arrangements	29	39
% of Total Ion system placements	59%	56%
Sales-type lease arrangements	3	—
Total Ion system placements under leasing arrangements	32	39

Ion System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	124	111
Usage-based operating lease arrangements	210	133
Total Ion system installed base under operating leasing arrangements	334	244
Service Revenue
Service revenue increased by 16% to $363 million for the three months ended March 31, 2025, compared to $314 million for the three months ended March 31, 2024. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue.
Gross Profit
Product
Product gross profit for the three months ended March 31, 2025, increased by 19% to $1.22 billion, representing 64.5% of product revenue, compared to $1.02 billion, representing 64.8% of product revenue, for the three months ended March 31, 2024. The lower product gross profit margin for the three months ended March 31, 2025, was primarily driven by higher costs associated with our da Vinci 5 surgical system, incremental fixed overhead costs, including depreciation expense, associated with expanded manufacturing capacity, and higher scrap, partially offset by lower excess and obsolete inventory charges. The impact of tariffs for the three months ended March 31, 2025, was immaterial.
Product gross profit for the three months ended March 31, 2025, and 2024, included share-based compensation expense of $30.2 million and $22.7 million, respectively, and intangible assets amortization expense of $2.2 million and $3.6 million, respectively.
Our capital expenditures increased during 2024, as we continued to build the infrastructure needed to scale our business. As a result, in 2025, depreciation expense has increased and will continue to increase as additional projects are placed in service, which may impact our future gross profit margin.
Service
Service gross profit for the three months ended March 31, 2025, increased by 7% to $238.0 million, representing 65.6% of service revenue, compared to $222.7 million, representing 71.0% of service revenue, for the three months ended March 31, 2024. The higher service gross profit for the three months ended March 31, 2025, was primarily driven by higher service revenue, reflecting a larger installed base of da Vinci surgical systems, partially offset by a lower service gross profit margin. The lower service gross profit margin for the three months ended March 31, 2025, was primarily driven by an unfavorable repair mix, higher costs associated with our da Vinci 5 surgical system, and incremental fixed costs, including depreciation expense, partially offset by lower logistics costs and lower excess and obsolete inventory charges.
Service gross profit for the three months ended March 31, 2025, and 2024, included share-based compensation expense of $8.2 million and $7.0 million, respectively, and intangible assets amortization expense of $0.2 million and $0.2 million, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, trade show expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended March 31, 2025, increased by 15% to $563.4 million, compared to $491.5 million for the three months ended March 31, 2024. The increase in selling, general and administrative expenses for the three months ended March 31, 2025, was primarily driven by higher headcount and personnel-related expenses, including share-based compensation expense, and higher legal expenses.
Selling, general and administrative expenses for the three months ended March 31, 2025, and 2024, included share-based compensation expense of $82.3 million and $68.2 million, respectively, and intangible assets amortization expense of $0.5 million and $0.8 million, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred and primarily include costs associated with the design, development, testing, and significant enhancement of our products. Our main product development initiatives include multi-port, Ion, and SP platform investments as well as digital products and services.
Research and development expenses for the three months ended March 31, 2025, increased by 11% to $316.2 million, compared to $284.5 million for the three months ended March 31, 2024. The increase in research and development expenses for the three months ended March 31, 2025, was primarily driven by higher headcount and personnel-related expenses, including share-based compensation expense, and other project costs incurred to support a broad set of product development initiatives.
Research and development expenses for the three months ended March 31, 2025, and 2024, included share-based compensation expense of $69.0 million and $57.7 million, respectively, and intangible asset-related charges of $5.6 million and $0.5 million, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three months ended March 31, 2025, increased by 31% to $90.4 million, compared to $69.1 million for the three months ended March 31, 2024. The increase in interest and other income, net, for the three months ended March 31, 2025, was primarily driven by higher average cash and investment balances and higher average interest rates.
Income Tax Benefit
Income tax benefit for the three months ended March 31, 2025, was $35.2 million, or 5.3% of income before taxes, compared to $8.9 million, or 1.7% of income before taxes, for the three months ended March 31, 2024.
Our higher income tax benefit (lower effective tax rate) for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to higher excess tax benefits, as discussed below, higher federal research and development credit benefits, and lower U.S. taxes on foreign earnings.
Our provision for income taxes for the three months ended March 31, 2025, and 2024, included excess tax benefits associated with employee equity plans of $145.4 million and $111.1 million, respectively, which reduced our effective tax rate by 21.8 and 20.6 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under GAAP, which results in increased income tax expense volatility.
In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate (“Pillar Two”). The OECD issued Pillar Two model rules and continues to release guidance on these rules. In January 2025, the OECD released additional guidance, which includes a limitation on certain deferred tax assets recognized after November 2021. Various countries, including Switzerland and EU member states, have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We considered the applicable tax law changes and additional guidance on Pillar Two implementation in the relevant countries, and there is no material impact to our tax provision for the three months ended March 31, 2025. We will continue to evaluate the impact of these tax law changes and additional guidance on future reporting periods.
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
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
Our principal source of liquidity is cash provided by our operations, as well as the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased by $0.27 billion to $9.10 billion as of March 31, 2025, from $8.83 billion as of December 31, 2024, primarily as a result of cash provided by operating activities and proceeds from stock option exercises and employee stock purchases, partially offset by cash used for taxes paid related to net share settlements of equity awards and capital expenditures.
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
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2024, for discussion on the impact of interest rate risk and market risk on our investment portfolio.
Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$581.6	$265.4
Investing activities	213.5	(128.5)
Financing activities	(235.8)	(46.7)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(4.5)	6.8
Net increase in cash, cash equivalents, and restricted cash	$554.8	$97.0
Operating Activities
For the three months ended March 31, 2025, net cash provided by operating activities of $582 million was less than our net income of $704 million, primarily due to the following factors:
1.Changes in operating assets and liabilities resulted in $439 million of cash used in operating activities during the three months ended March 31, 2025. Accrued compensation and employee benefits decreased by $226 million, primarily due to payment of 2024 incentive compensation and payments for stock purchases related to our ESPP. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $211 million, primarily to address the growth in our business, including the expansion of our leasing business, and to mitigate risks of disruption that could arise from global supply chain shortages. Refer to Note 4 to the Financial Statements for further details in the supplemental cash flow information. Other accrued liabilities decreased by $118 million, primarily due to income tax payments made in the period. The unfavorable impact of these items on cash provided by operating activities was partially offset by an increase in accounts payable of $83 million, primarily due to the timing of invoicing and payments, and an increase in deferred revenue of $37 million, primarily due to the timing of payment and delivery of goods and services.

2.Our net income included non-cash charges of $317 million, consisting primarily of share-based compensation of $185 million and depreciation expense and losses on the disposal of property, plant, and equipment of $138 million.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2025, consisted primarily of net proceeds from maturities on investments of $330 million, partially offset by $117 million paid for the acquisition of property, plant, and equipment. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in money market funds, U.S. treasury and U.S. government agency securities, high-quality corporate notes and bonds, commercial paper, non-U.S. government agency securities, and taxable and tax-exempt municipal notes.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025, consisted primarily of cash used for taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $370 million, partially offset by cash proceeds from stock option exercises and employee stock purchases of $134 million.
Capital Expenditures
We expect to continue to invest in infrastructure needed to scale and supply our customers with highly differentiated products manufactured in highly automated factories to facilitate outstanding performance in product quality, availability, and cost. A significant portion of this investment involves the construction of facilities to expand our manufacturing and commercial capabilities. We have also been vertically integrating key technologies to develop a more robust supply chain, enabling us to bring important products to market at attractive price points. These integration efforts include increased ownership of our imaging pipelines and investments in strategic instruments and accessories technologies that allow us to serve our customers better. We expect these capital investments to range between $650 million and $750 million in 2025, the majority of which will be facilities-related investments. We intend to fund these capital investments with cash generated from operations.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our critical accounting estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no new or material changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that are of significance, or potential significance, to the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2025, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information included in Note 8 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended March 31, 2025:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
January 1 to January 31, 2025	—	$—	—	$1.1	billion
February 1 to February 28, 2025	—	$—	—	$1.1	billion
March 1 to March 31, 2025	—	$—	—	$1.1	billion
Total during quarter ended March 31, 2025	—	$—	—
(1) Represents the cumulative amount remaining for stock repurchases under the Board-authorized Repurchase Program established in March 2009. In July 2022, the Board increased the authorized amount available under our Repurchase Program by $3.5 billion. Authorizations under the Repurchase Program do not expire.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Plans
On January 29, 2025, Amy L. Ladd, M.D., a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Ladd’s trading plan provides for the potential exercise and sale of up to 8,776 shares of the Company’s common stock subject to stock options until January 29, 2026. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.
On January 31, 2025, Amal M. Johnson, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Ms. Johnson’s trading plan provides for the potential exercise and sale of up to 5,346 shares of the Company’s common stock subject to stock options until March 13, 2026. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company, as Amended.	10-Q	000-30713	3.1	7/23/2020
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Company.	10-Q	000-30713	3.1	10/20/2021
3.3	Amended and Restated Bylaws of the Company.	8-K	000-30713	3.1	2/1/2021
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ JAMIE E. SAMATH
Jamie E. Samath
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: April 23, 2025