Form 10-Q
period 2025-06-30
INTUITIVE SURGICAL INC
filed 2025-07-23
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 358,476,506 shares of Common Stock, $0.001 par value per share, outstanding as of July 17, 2025.

INTUITIVE SURGICAL, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,403.1	$2,027.4
Short-term investments	1,923.4	1,985.9
Accounts receivable, net	1,269.2	1,225.4
Inventory	1,667.0	1,487.2
Prepaids and other current assets	483.2	385.1
Total current assets	8,745.9	7,111.0
Property, plant, and equipment, net	4,985.3	4,646.6
Long-term investments	4,206.0	4,819.1
Deferred tax assets	1,070.3	1,045.1
Intangible and other assets, net	807.0	773.9
Goodwill	348.7	347.5
Total assets	$20,163.2	$18,743.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266.8	$193.4
Accrued compensation and employee benefits	420.8	535.6
Deferred revenue	499.9	468.8
Other accrued liabilities	505.1	547.5
Total current liabilities	1,692.6	1,745.3
Other long-term liabilities	517.5	468.3
Total liabilities	2,210.1	2,213.6
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; zero shares issued and outstanding as of June 30, 2025, and December 31, 2024	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 358.4 shares and 356.6 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	0.4	0.4
Additional paid-in capital	10,236.8	9,681.3
Retained earnings	7,605.5	6,803.3
Accumulated other comprehensive income (loss)	3.0	(51.3)
Total Intuitive Surgical, Inc. stockholders’ equity	17,845.7	16,433.7
Noncontrolling interest in joint venture	107.4	95.9
Total stockholders’ equity	17,953.1	16,529.6
Total liabilities and stockholders’ equity	$20,163.2	$18,743.2
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions (except per share amounts)	2025	2024	2025	2024
Revenue:
Product	$2,048.8	$1,692.6	$3,939.2	$3,269.7
Service	391.2	317.3	754.2	630.8
Total revenue	2,440.0	2,009.9	4,693.4	3,900.5
Cost of revenue:
Product	686.2	539.4	1,356.9	1,093.8
Service	135.9	97.8	260.9	188.6
Total cost of revenue	822.1	637.2	1,617.8	1,282.4
Gross profit	1,617.9	1,372.7	3,075.6	2,618.1
Operating expenses:
Selling, general, and administrative	561.2	525.3	1,124.6	1,016.8
Research and development	313.3	280.1	629.5	564.6
Total operating expenses	874.5	805.4	1,754.1	1,581.4
Income from operations	743.4	567.3	1,321.5	1,036.7
Interest and other income, net	88.7	87.2	179.1	156.3
Income before taxes	832.1	654.5	1,500.6	1,193.0
Income tax expense	167.9	123.0	132.7	114.1
Net income	664.2	531.5	1,367.9	1,078.9
Less: net income attributable to noncontrolling interest in joint venture	5.8	4.6	11.1	7.1
Net income attributable to Intuitive Surgical, Inc.	$658.4	$526.9	$1,356.8	$1,071.8
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.84	$1.48	$3.79	$3.03
Diluted	$1.81	$1.46	$3.72	$2.97
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	358.5	355.0	358.0	354.2
Diluted	364.1	361.0	364.4	360.8

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on hedge instruments	$(15.3)	$4.8	$(25.7)	$10.4
Unrealized gains on available-for-sale securities	7.4	5.5	36.5	1.3
Foreign currency translation gains (losses)	38.1	(25.3)	43.6	(23.5)
Employee benefit plan adjustments	0.2	—	0.3	(0.1)
Other comprehensive income (loss)	30.4	(15.0)	54.7	(11.9)
Total comprehensive income	694.6	516.5	1,422.6	1,067.0
Less: comprehensive income attributable to noncontrolling interest	6.1	4.4	11.5	6.5
Total comprehensive income attributable to Intuitive Surgical, Inc.	$688.5	$512.1	$1,411.1	$1,060.5
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
in millions	2025	2024
Operating activities:
Net income	$1,367.9	$1,078.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	289.6	211.0
Amortization of intangible assets	6.6	10.1
Gain on investments, accretion of discounts, and amortization of premiums on investments, net	(27.4)	(25.9)
Deferred income taxes	(29.4)	(39.8)
Share-based compensation expense	381.4	326.9
Amortization of contract acquisition assets	17.8	17.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(44.1)	21.0
Inventory	(494.2)	(389.4)
Prepaids and other assets	(141.8)	(111.7)
Accounts payable	72.4	(1.6)
Accrued compensation and employee benefits	(114.9)	(115.1)
Deferred revenue	48.8	(14.3)
Other liabilities	(35.7)	(81.8)
Net cash provided by operating activities	1,297.0	885.9
Investing activities:
Purchase of investments	(691.8)	(1,789.4)
Proceeds from sales of investments	249.1	100.2
Proceeds from maturities of investments	1,190.0	1,644.9
Purchase of property, plant, and equipment	(271.9)	(551.3)
Acquisition of businesses, net of cash, and intellectual property and other investing activities	(1.2)	—
Net cash provided by (used in) investing activities	474.2	(595.6)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	183.7	251.9
Taxes paid related to net share settlement of equity awards	(386.3)	(240.1)
Repurchase of common stock	(181.0)	—
Cash dividends paid by joint venture to noncontrolling interest	—	(8.0)
Payment of deferred purchase consideration	—	(0.5)
Net cash provided by (used in) financing activities	(383.6)	3.3
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3.5)	3.1
Net increase in cash, cash equivalents, and restricted cash	1,384.1	296.7
Cash, cash equivalents, and restricted cash, beginning of period	2,062.4	2,770.1
Cash, cash equivalents, and restricted cash, end of period	$3,446.5	$3,066.8
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
Certain information and footnote disclosures typically included in the annual consolidated financial statements have been condensed or omitted. Accordingly, these Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on January 31, 2025. The results of operations for the first six months of 2025 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
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
Recent tariff changes imposed by the U.S. and other countries have created increased risks and uncertainties surrounding the Company’s future results of operations. The U.S. import tariffs, along with any reciprocal measures by other countries, are expected to increase the Company’s cost of raw materials and finished goods imported from outside of the U.S. Additionally, the Company anticipates that some of its suppliers will incur incremental tariff-related costs, which may be passed on to the Company. The ultimate impact of changes to tariffs or trade barriers will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade barriers that are implemented.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt ASU 2023-09 during the fourth quarter of 2025 for its annual report using a prospective transition method and does not expect this standard to have a material impact on its Financial Statements.
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
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale debt securities’ amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit loss, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments (in millions):

	As of June 30, 2025
						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
Cash	$528.0	$—	$—	$—	$528.0	$528.0	$—	$—
Level 1:
Money market funds	2,590.8	—	—	—	2,590.8	2,590.8	—	—
U.S. treasuries	5,776.4	34.9	(6.3)	—	5,805.0	284.3	1,736.7	3,784.0
Subtotal	8,367.2	34.9	(6.3)	—	8,395.8	2,875.1	1,736.7	3,784.0
Level 2:
Corporate debt securities	124.8	—	(1.9)	(0.1)	122.8	—	97.5	25.3
U.S. government agencies	482.8	2.2	(0.5)	—	484.5	—	87.8	396.7
Municipal securities	1.4	—	—	—	1.4	—	1.4	—
Subtotal	609.0	2.2	(2.4)	(0.1)	608.7	—	186.7	422.0
Total assets measured at fair value	$9,504.2	$37.1	$(8.7)	$(0.1)	$9,532.5	$3,403.1	$1,923.4	$4,206.0

	As of December 31, 2024
						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
Cash	$479.4	$—	$—	$—	$479.4	$479.4	$—	$—
Level 1:
Money market funds	1,516.1	—	—	—	1,516.1	1,516.1	—	—
U.S. treasuries	6,011.5	13.2	(27.5)	—	5,997.2	31.9	1,637.4	4,327.9
Subtotal	7,527.6	13.2	(27.5)	—	7,513.3	1,548.0	1,637.4	4,327.9
Level 2:
Corporate debt securities	287.5	0.1	(3.7)	(0.1)	283.8	—	189.7	94.1
U.S. government agencies	552.2	1.5	(2.4)	—	551.3	—	154.2	397.1
Municipal securities	4.7	—	(0.1)	—	4.6	—	4.6	—
Subtotal	844.4	1.6	(6.2)	(0.1)	839.7	—	348.5	491.2
Total assets measured at fair value	$8,851.4	$14.8	$(33.7)	$(0.1)	$8,832.4	$2,027.4	$1,985.9	$4,819.1
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale debt securities, excluding money market funds (in millions):

	As of June 30, 2025
	Amortized Cost	Fair Value
Mature in less than one year	$2,207.5	$2,207.7
Mature in one to five years	4,177.9	4,206.0
Total	$6,385.4	$6,413.7
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains and losses recognized on the sale of investments were immaterial for the periods presented.
The following tables present the breakdown of the available-for-sale debt securities with unrealized losses (in millions):

	As of June 30, 2025
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$1,779.3	$(4.3)	$101.9	$(2.0)	$1,881.2	$(6.3)
Corporate debt securities	7.0	—	82.4	(1.9)	89.4	(1.9)
U.S. government agencies	37.2	(0.1)	15.4	(0.4)	52.6	(0.5)
Municipal securities	—	—	1.4	—	1.4	—
Total	$1,823.5	$(4.4)	$201.1	$(4.3)	$2,024.6	$(8.7)

	As of December 31, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$2,744.4	$(23.3)	$190.1	$(4.2)	$2,934.5	$(27.5)
Corporate debt securities	—	—	218.7	(3.7)	218.7	(3.7)
U.S. government agencies	178.1	(1.2)	106.7	(1.2)	284.8	(2.4)
Municipal securities	—	—	4.6	(0.1)	4.6	(0.1)
Total	$2,922.5	$(24.5)	$520.1	$(9.2)	$3,442.6	$(33.7)

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
The current unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of June 30, 2025, the Company does not intend to sell the investments in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell any of the investments before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company does not expect to realize any losses on these available-for-sale debt securities. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security.
For the three and six months ended June 30, 2025, and 2024, credit losses related to available-for-sales debt securities were not material.
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
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2024 Carrying Value	Changes in Fair Value	Purchases / Sales / Other (1)	June 30, 2025 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments without readily determinable fair value (Level 2)	$84.6	$(5.0)	$6.4	$86.0	$—	$86.0

(1) Other includes foreign currency translation gains/(losses).
For the six months ended June 30, 2025, the Company did not hold any equity investments with readily determinable fair values (Level 1).
For the six months ended June 30, 2025, the Company recognized a net decrease in fair value of $5.0 million, primarily due to impairments and net decreases in observable price changes for certain equity investments, in interest and other income, net.
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

For these derivatives, the Company reports the unrealized after-tax gain or loss from the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies the amount into earnings in the same period in which the hedged transaction affects earnings. The amounts reclassified to revenue and expenses related to the hedged transactions and the ineffective portions of cash flow hedges were not material for the three and six months ended June 30, 2025, and 2024.
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
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Recognized gains (losses) in interest and other income, net	$(24.8)	$11.8	$(35.3)	$30.1
Foreign exchange gains (losses) related to balance sheet re-measurement	$18.8	$(13.2)	$26.5	$(32.6)
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Notional amounts:
Forward contracts	$454.0	$382.2	$760.0	$693.5
Gross fair value recorded in:
Prepaids and other current assets	$3.1	$14.9	$3.6	$13.0
Other accrued liabilities	$20.3	$2.1	$13.3	$2.4
NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected Condensed Consolidated Balance Sheet line items (in millions):

	As of
Accounts receivable, net	June 30, 2025	December 31, 2024
Trade accounts receivable, net	$1,132.0	$1,117.2
Unbilled accounts receivable and other	160.1	138.7
Sales returns and allowances	(22.9)	(30.5)
Total accounts receivable, net	$1,269.2	$1,225.4

	As of
Inventory	June 30, 2025	December 31, 2024
Raw materials	$525.4	$563.9
Work-in-process	230.8	205.7
Finished goods	910.8	717.6
Total inventory	$1,667.0	$1,487.2

	As of
Prepaids and other current assets	June 30, 2025	December 31, 2024
Net investment in sales-type leases – short-term	$125.0	$131.4
Other prepaids and other current assets	358.2	253.7
Total prepaids and other current assets	$483.2	$385.1

	As of
Other accrued liabilities – short-term	June 30, 2025	December 31, 2024
Income and other taxes payable	$93.7	$154.4
Accrued construction-related capital expenditures	55.7	57.2
Other accrued liabilities	355.7	335.9
Total other accrued liabilities – short-term	$505.1	$547.5

	As of
Other long-term liabilities	June 30, 2025	December 31, 2024
Income taxes – long-term	$249.9	$239.0
Deferred revenue – long-term	71.8	54.1
Other long-term liabilities	195.8	175.2
Total other long-term liabilities	$517.5	$468.3
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Six Months Ended June 30,
	2025	2024
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$357.2	$246.8
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$74.8	$184.2
Restricted Cash
Amounts included in restricted cash primarily relate to the Company’s insurance programs and certain employee-related benefits. The following table provides details of total cash, cash equivalents, and restricted cash as of the periods presented (in millions):

	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$3,403.1	$2,027.4
Restricted cash within other current assets	28.4	20.0
Restricted cash within other assets	15.0	15.0
Total cash, cash equivalents, and restricted cash	$3,446.5	$2,062.4

NOTE 5.    REVENUE
Revenue from external customers is attributed to individual countries based on customer location. The following table presents revenue disaggregated by geography and type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
U.S.	2025	2024	2025	2024
Instruments and accessories	$1,017.3	$891.4	$1,981.1	$1,713.8
Systems	354.0	224.3	689.9	436.8
Service	258.1	203.5	496.6	407.1
Total U.S. revenue	$1,629.4	$1,319.2	$3,167.6	$2,557.7

Outside of the U.S. (“OUS”)
Instruments and accessories	$456.8	$353.0	$860.7	$689.5
Systems	220.7	223.9	407.5	429.6
Service	133.1	113.8	257.6	223.7
Total OUS revenue	$810.6	$690.7	$1,525.8	$1,342.8

Total
Instruments and accessories	$1,474.1	$1,244.4	$2,841.8	$2,403.3
Systems	574.7	448.2	1,097.4	866.4
Service	391.2	317.3	754.2	630.8
Total revenue	$2,440.0	$2,009.9	$4,693.4	$3,900.5
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company’s system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $2.81 billion as of June 30, 2025. The remaining performance obligations are expected to be satisfied over the term of the system sale, lease, and service arrangements. Approximately 43% of the remaining performance obligations are expected to be recognized in the next 12 months with the remainder recognized thereafter over the term of the system sale, lease, and service arrangements, which are generally up to 5 years.
Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	June 30, 2025	December 31, 2024
Contract assets	$20.9	$13.9
Deferred revenue	$571.7	$522.9
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
During the three and six months ended June 30, 2025, the Company recognized $126 million and $324 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2024. During the three and six months ended June 30, 2024, the Company recognized $118 million and $307 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2023.
Intuitive System Leasing
The following table presents product revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales-type lease revenue	$15.1	$45.1	$41.6	$58.4
Operating lease revenue*	$213.8	$156.9	$409.0	$304.9

*Variable lease revenue related to usage-based arrangements included within operating lease revenue	$130.0	$80.1	$241.7	$150.1
Trade Accounts Receivable
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three and six months ended June 30, 2025, and 2024, bad debt expense was not material.
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

	As of
	June 30, 2025	December 31, 2024
Gross lease receivables	$351.8	$393.4
Unearned income	(13.7)	(13.9)
Subtotal	338.1	379.5
Allowance for credit loss	(2.6)	(2.6)
Net investment in sales-type leases	$335.5	$376.9
Reported as:
Prepaids and other current assets	$125.0	$131.4
Intangible and other assets, net	210.5	245.5
Net investment in sales-type leases	$335.5	$376.9
Contractual maturities of gross lease receivables as of June 30, 2025, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2025	$60.5
2026	120.2
2027	82.2
2028	50.1
2029	31.6
2030 and thereafter	7.2
Total	$351.8

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
The Company manages the credit risk of the net investment in sales-type leases using a number of factors relating to its customers, including, but not limited to, the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table summarizes the amortized cost basis by year of origination and by credit quality for the net investment in sales-type leases as of June 30, 2025 (in millions):

	2025	2024	2023	2022	2021	Prior	Net Investment
Credit Rating:
High	$21.2	$61.0	$27.7	$37.1	$23.4	$3.4	$173.8
Moderate	18.8	66.9	15.3	28.5	18.4	6.5	154.4
Low	—	6.1	0.7	1.9	1.0	0.2	9.9
Total	$40.0	$134.0	$43.7	$67.5	$42.8	$10.1	$338.1
For the three and six months ended June 30, 2025, and 2024, credit losses related to the net investment in sales-type leases were not material.
NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions
There were no material acquisitions in the six months ended June 30, 2025, and 2024.
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
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance as of December 31, 2024	$347.5
Acquisition activity	—
Translation and other	1.2
Balance as of June 30, 2025	$348.7

Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible assets balances (in millions):

	As of June 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$204.5	$(189.8)	$14.7	$203.3	$(185.4)	$17.9
Customer relationships	29.2	(26.0)	3.2	27.3	(22.3)	5.0
Distribution rights and others	—	—	—	1.2	(1.1)	0.1
Total intangible assets	$233.7	$(215.8)	$17.9	$231.8	$(208.8)	$23.0
Amortization expense related to intangible assets was $3.2 million and $5.0 million for the three months ended June 30, 2025, and 2024, respectively. Amortization expense related to intangible assets was $6.6 million and $10.1 million for the six months ended June 30, 2025, and 2024, respectively.
The estimated future amortization expense related to intangible assets as of June 30, 2025, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2025	$6.6
2026	5.9
2027	3.0
2028	1.4
2029	0.6
2030 and thereafter	0.4
Total	$17.9
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
Commercial Litigation
On May 10, 2021, Surgical Instrument Service Company, Inc. (“SIS”) filed a complaint in the Northern District of California Court alleging antitrust claims against the Company relating to EndoWrist service, maintenance, and repair processes. The Court granted in part and denied in part the Company’s Motion to Dismiss, and discovery has commenced. The Company filed an answer denying the antitrust allegations and filed counterclaims against SIS. The counterclaims allege that SIS violated the Federal Lanham Act, California’s Unfair Competition Law, and California’s False Advertising Law and that SIS is also liable to the Company for Unfair Competition and Tortious Interference with Contract. The parties filed summary judgment motions, and the Court held a hearing on these motions on September 7, 2023.
On March 31, 2024, the Court granted-in-part and denied-in-part both Intuitive’s and plaintiff’s motions for summary judgment. Trial in this matter commenced on January 6, 2025. On January 28, 2025, after the close of both plaintiff’s and Intuitive’s cases in chief, the Court found in Intuitive’s favor on all of SIS’s antitrust claims and stayed Intuitive’s counterclaims. On February 27, 2025, SIS filed a Notice of Appeal to the Ninth Circuit Court of Appeals. SIS’s brief is due July 23, 2025. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
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
NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	358.4	$0.4	$9,993.7	$7,139.4	$(27.1)	$17,106.4	$101.3	$17,207.7
Issuance of common stock through employee stock plans	0.4	—	49.4	—	—	49.4	—	49.4
Shares withheld related to net share settlement of equity awards	(0.1)	—	(0.4)	(15.8)	—	(16.2)	—	(16.2)
Share-based compensation expense related to employee stock plans	—	—	198.6	—	—	198.6	—	198.6
Repurchase and retirement of common stock	(0.3)	—	(4.5)	(176.5)	—	(181.0)	—	(181.0)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	658.4	—	658.4	—	658.4
Other comprehensive income	—	—	—	—	30.1	30.1	0.3	30.4
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	5.8	5.8
Ending balance	358.4	$0.4	$10,236.8	$7,605.5	$3.0	$17,845.7	$107.4	$17,953.1

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	354.7	$0.4	$8,903.0	$5,067.9	$(8.7)	$13,962.6	$83.8	$14,046.4
Issuance of common stock through employee stock plans	0.6	—	71.5	—	—	71.5	—	71.5
Shares withheld related to net share settlement of equity awards	—	—	(0.4)	(13.1)	—	(13.5)	—	(13.5)
Share-based compensation expense related to employee stock plans	—	—	175.6	—	—	175.6	—	175.6
Net income attributable to Intuitive Surgical, Inc.	—	—	—	526.9	—	526.9	—	526.9
Other comprehensive income (loss)	—	—	—	—	(14.8)	(14.8)	(0.2)	(15.0)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	4.6	4.6
Ending balance	355.3	$0.4	$9,149.7	$5,581.7	$(23.5)	$14,708.3	$88.2	$14,796.5

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	356.6	$0.4	$9,681.3	$6,803.3	$(51.3)	$16,433.7	$95.9	$16,529.6
Issuance of common stock through employee stock plans	2.8	—	183.7	—	—	183.7	—	183.7
Shares withheld related to net share settlement of equity awards	(0.7)	—	(8.2)	(378.1)	—	(386.3)	—	(386.3)
Share-based compensation expense related to employee stock plans	—	—	384.5	—	—	384.5	—	384.5
Repurchase and retirement of common stock	(0.3)	—	(4.5)	(176.5)	—	(181.0)	—	(181.0)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	1,356.8	—	1,356.8	—	1,356.8
Other comprehensive income	—	—	—	—	54.3	54.3	0.4	54.7
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	11.1	11.1
Ending balance	358.4	$0.4	$10,236.8	$7,605.5	$3.0	$17,845.7	$107.4	$17,953.1

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	352.3	$0.4	$8,576.4	$4,743.0	$(12.2)	$13,307.6	$89.7	$13,397.3
Issuance of common stock through employee stock plans	3.6	—	251.9	—	—	251.9	—	251.9
Shares withheld related to net share settlement of equity awards	(0.6)	—	(7.0)	(233.1)	—	(240.1)	—	(240.1)
Share-based compensation expense related to employee stock plans	—	—	328.4	—	—	328.4	—	328.4
Net income attributable to Intuitive Surgical, Inc.	—	—	—	1,071.8	—	1,071.8	—	1,071.8
Other comprehensive income (loss)	—	—	—	—	(11.3)	(11.3)	(0.6)	(11.9)
Cash dividends declared and paid by joint venture	—	—	—	—	—	—	(8.0)	(8.0)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	7.1	7.1
Ending balance	355.3	$0.4	$9,149.7	$5,581.7	$(23.5)	$14,708.3	$88.2	$14,796.5
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $13.0 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in May 2025, when the Board increased the authorized amount available under the Repurchase Program to $4.0 billion, including amounts remaining under previous authorization. As of June 30, 2025, the remaining amount of share repurchases authorized by the Board under the Repurchase Program was approximately $3.8 billion.
The following table summarizes stock repurchase activities (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares repurchased	0.3	—	0.3	—
Average price per share	$517.7	$—	$517.7	$—
Value of shares repurchased	$181.0	$—	$181.0	$—

Accumulated Other Comprehensive Income (Loss), Net of Tax, Attributable to Intuitive Surgical, Inc.
The components of accumulated other comprehensive income (loss), net of tax, attributable to Intuitive Surgical, Inc. are as follows (in millions):

	Three Months Ended June 30, 2025
	Gains (Losses) on Hedge Instruments	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.6	$14.5	$(27.7)	$(14.5)	$(27.1)
Other comprehensive income (loss) before reclassifications	(11.8)	7.1	37.8	—	33.1
Amounts reclassified from accumulated other comprehensive income (loss)	(3.5)	0.3	—	0.2	(3.0)
Net current-period other comprehensive income (loss)	(15.3)	7.4	37.8	0.2	30.1
Ending balance	$(14.7)	$21.9	$10.1	$(14.3)	$3.0

	Three Months Ended June 30, 2024
	Gains on Hedge Instruments	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$3.1	$(33.9)	$21.6	$0.5	$(8.7)
Other comprehensive income (loss) before reclassifications	1.1	5.4	(25.1)	—	(18.6)
Amounts reclassified from accumulated other comprehensive income	3.7	0.1	—	—	3.8
Net current-period other comprehensive income (loss)	4.8	5.5	(25.1)	—	(14.8)
Ending balance	$7.9	$(28.4)	$(3.5)	$0.5	$(23.5)

	Six Months Ended June 30, 2025
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$11.0	$(14.6)	$(33.1)	$(14.6)	$(51.3)
Other comprehensive income (loss) before reclassifications	(27.8)	36.2	43.2	—	51.6
Amounts reclassified from accumulated other comprehensive income	2.1	0.3	—	0.3	2.7
Net current-period other comprehensive income (loss)	(25.7)	36.5	43.2	0.3	54.3
Ending balance	$(14.7)	$21.9	$10.1	$(14.3)	$3.0

	Six Months Ended June 30, 2024
	Gains (Losses) on Hedge Instruments	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.5)	$(29.7)	$19.4	$0.6	$(12.2)
Other comprehensive income (loss) before reclassifications	5.2	1.1	(22.9)	—	(16.6)
Amounts reclassified from accumulated other comprehensive income (loss)	5.2	0.2	—	(0.1)	5.3
Net current-period other comprehensive income (loss)	10.4	1.3	(22.9)	(0.1)	(11.3)
Ending balance	$7.9	$(28.4)	$(3.5)	$0.5	$(23.5)
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications and reclassified from accumulated other comprehensive income (loss) relating to hedge instruments, available-for-sale securities, foreign currency translation gains (losses), and employee benefit plans for the three and six months ended June 30, 2025, and 2024, were not material to the Company’s Financial Statements.
NOTE 10.    SHARE-BASED COMPENSATION
In May 2025, the Company’s shareholders approved an amended and restated 2010 Incentive Award Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 115,350,000 to 120,350,000. As of June 30, 2025, approximately 22.1 million shares were reserved for future issuance under the Company’s stock plans, and a maximum of approximately 9.6 million of these shares can be awarded as restricted stock units (“RSUs”).
Restricted Stock Units
RSU activity under all stock plans for the six months ended June 30, 2025, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested balance as of December 31, 2024	5.2	$314.39
RSUs granted	1.6	$577.16
RSUs vested	(1.7)	$295.39
RSUs forfeited	(0.2)	$354.07
Unvested balance as of June 30, 2025	4.9	$405.57
Stock Options
Stock option activity under all stock plans for the six months ended June 30, 2025, was as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted-Average Exercise Price Per Share
Balance as of December 31, 2024	7.1	$192.90
Options granted	—	$—
Options exercised	(0.9)	$135.30
Options forfeited or expired	—	$241.29
Balance as of June 30, 2025	6.2	$200.19
As of June 30, 2025, options to purchase an aggregate of 5.5 million shares of common stock were exercisable at a weighted-average price of $192.54 per share.
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
For the six months ended June 30, 2025, the Company had four types of PSU awards: the 2022 PSU awards, the 2023 PSU awards, the 2024 PSU awards, and the 2025 PSU awards. The 2022 PSU grant metrics were focused on relative total shareholder return (“TSR”), year-over-year da Vinci procedure growth for 2023, and two-year compound annual da Vinci procedure growth for 2024. The 2022 PSU awards vested in the first quarter of 2025. The 2023 PSU grant metrics are focused on relative TSR, da Vinci and Ion procedure growth in 2024 compared to 2022, and da Vinci and Ion procedure growth in 2025 compared to 2022. The 2024 PSU grant metrics are focused on relative TSR, da Vinci and Ion procedure growth in 2025 compared to 2023, and da Vinci and Ion procedure growth in 2026 compared to 2023. The 2025 PSU grant metrics are focused on relative adjusted operating margin as compared to selected peers, da Vinci and Ion procedure growth in 2026 compared to 2024, and da Vinci and Ion procedure growth in 2027 compared to 2024.
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
PSU activity for the six months ended June 30, 2025, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2024	0.3	$306.94
Granted	0.1	$580.93
Vested	(0.1)	$299.32
Performance change	—	$267.23
Forfeited	—	$—
Unvested balance as of June 30, 2025	0.3	$367.92
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.2 million shares for $75.5 million and approximately 0.3 million shares for $68.4 million during the six months ended June 30, 2025, and 2024, respectively.

Share-Based Compensation Expense
The following table summarizes share-based compensation expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue – product (before capitalization)	$33.1	$25.4	$64.0	$48.2
Amounts capitalized into inventory	(31.3)	(23.7)	(59.8)	(45.1)
Amounts recognized in income for amounts previously capitalized in inventory	28.5	21.9	56.3	43.2
Cost of revenue – product	$30.3	$23.6	$60.5	$46.3
Cost of revenue – service	8.6	7.6	16.8	14.6
Total cost of revenue	38.9	31.2	77.3	60.9
Selling, general, and administrative	86.3	79.6	168.6	147.8
Research and development	74.7	65.6	143.7	123.3
Share-based compensation expense before income taxes	199.9	176.4	389.6	332.0
Income tax benefit	39.3	36.1	76.3	68.5
Share-based compensation expense after income taxes	$160.6	$140.3	$313.3	$263.5
The fair value of each right to acquire stock granted under the ESPP was estimated using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ESPP
Risk-free interest rate	—%	—%	4.2%	4.6%
Expected term (in years)	0.0	0.0	1.2	1.2
Expected volatility	—%	—%	30%	32%
Fair value at grant date	$—	$—	$170.50	$115.48
NOTE 11.    INCOME TAXES
Income tax expense for the three months ended June 30, 2025, was $167.9 million, or 20.2% of income before taxes, compared to $123.0 million, or 18.8% of income before taxes, for the three months ended June 30, 2024. Income tax expense for the six months ended June 30, 2025, was $132.7 million, or 8.8% of income before taxes, compared to $114.1 million, or 9.6% of income before taxes, for the six months ended June 30, 2024.
The effective tax rates for the three and six months ended June 30, 2025, and 2024, differed from the U.S. federal statutory rate of 21% primarily due to the excess tax benefits associated with employee equity plans, the federal research and development credit benefit, and the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes (net of the federal benefit) and U.S. tax on foreign earnings.
The Company’s provision for income taxes for the three months ended June 30, 2025, and 2024, included excess tax benefits associated with employee equity plans of $32.9 million and $35.7 million, respectively, which reduced the Company’s effective tax rate by 4.0 and 5.5 percentage points, respectively. The provision for income taxes for the six months ended June 30, 2025, and 2024, included excess tax benefits associated with employee equity plans of $178.3 million and $146.8 million, respectively, which reduced the Company’s effective tax rate by 11.9 and 12.3 percentage points, respectively.
The Company files federal, state, and foreign income tax returns in many jurisdictions in the U.S. and OUS. Years before 2017 are considered closed for significant jurisdictions. Certain of the Company’s unrecognized tax benefits could change due to activities of various tax authorities, including evolving interpretations of existing tax laws in the jurisdictions in which the Company operates, potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they change. It is reasonably possible that the Company’s existing unrecognized tax benefits may decrease by up to $49 million as a result of expirations of the statute of limitations and audit conclusions in various jurisdictions within the next 12 months.

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
NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$658.4	$526.9	$1,356.8	$1,071.8
Denominator:
Weighted-average shares outstanding used in basic calculation	358.5	355.0	358.0	354.2
Add: dilutive effect of potential common shares	5.6	6.0	6.4	6.6
Weighted-average shares outstanding used in diluted calculation	364.1	361.0	364.4	360.8
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.84	$1.48	$3.79	$3.03
Diluted	$1.81	$1.46	$3.72	$2.97
Share-based compensation awards of approximately 1.5 million and 0.0 million shares for the three months ended June 30, 2025, and 2024, respectively, and approximately 1.1 million and 0.4 million shares for the six months ended June 30, 2025, and 2024, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.
NOTE 13.     SEGMENT INFORMATION
Intuitive is committed to advancing minimally invasive care through a comprehensive ecosystem of products and services. This connected ecosystem includes systems, instruments and accessories, learning, and services connected by a digital portfolio that enables actionable digital insights across the care continuum. The systems, as well as the instruments and accessories, are primarily developed and manufactured by Intuitive. For the three months ended June 30, 2025, and 2024, domestic revenue accounted for 67% and 66%, respectively, of total revenue, while revenue from the Company’s OUS markets accounted for 33% and 34%, respectively, of total revenue. The Company manages the business activities on a consolidated basis and operates in one reportable segment.
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
Significant expenses within income from operations, as well as within net income, include cost of revenue, research and development, and selling, general, and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Income. Other segment items within net income include interest and other income, net, and income tax expense.
The Company’s long-lived assets consist primarily of property, plant, and equipment, net. As of June 30, 2025, and December 31, 2024, 81% and 83%, respectively, of long-lived assets were in the U.S. As of June 30, 2025, and December 31, 2024, no individual country other than the U.S. accounted for 10% or more of these assets.

NOTE 14.    SUBSEQUENT EVENT
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The Company is currently assessing the implications of these tax law changes and does not expect that they will have a material impact on its Financial Statements in the current year. Since the OBBB Act was enacted subsequent to the Company’s balance sheet date, the Company’s tax provision for the three and six months ended June 30, 2025, does not incorporate the effects of these tax law changes.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition as of June 30, 2025, and results of operations for the three and six months ended June 30, 2025, and 2024, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Statements using words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to future results of operations, future financial condition, our financing plans and future capital requirements, our potential tax assets or liabilities, and statements based on current expectations, estimates, forecasts, and projections about the economies and geographic markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: the overall macroeconomic environment, which may impact customer spending and our costs, including tariffs, the levels of inflation, and interest rates; the conflict between Ukraine and Russia; conflicts in the Middle East; disruption to our supply chain, including difficulties in obtaining a sufficient supply of materials; curtailed or delayed capital spending by hospitals; the impact of global and regional economic and credit market conditions on healthcare spending; delays in obtaining new product approvals, clearances, or certifications from the Food and Drug Administration (“FDA”), comparable regulatory authorities, or notified bodies; the risk of our inability to comply with complex FDA and other regulations, which may result in significant enforcement actions; regulatory approvals, clearances, certifications, and restrictions or any dispute that may occur with any regulatory body; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and customer acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”); our completion of and ability to successfully integrate acquisitions; intellectual property positions and litigation; risks associated with our operations and any expansion outside of the U.S.; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole- and single-sourced suppliers; the results of legal proceedings to which we are or may become a party; adverse publicity regarding us and the safety of our products and adequacy of training; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements (including changes to tariffs imposed by the U.S. on imports from various countries, including Mexico, where we currently manufacture a significant majority of our instruments and accessories, Germany, where we currently manufacture a majority of our endoscopes, and China, where we currently import certain materials); and other risks and uncertainties, including those listed under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated by our other filings with the Securities and Exchange Commission (“SEC”). Our actual results may differ materially and adversely from those expressed in any forward-looking statement, and we undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
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
We have commercialized the following da Vinci surgical systems: the da Vinci standard surgical system in 1999, the da Vinci S surgical system in 2006, the da Vinci Si surgical system in 2009, the fourth-generation da Vinci Xi surgical system in 2014, and the fifth-generation da Vinci 5 surgical system in 2024. We extended our fourth-generation platform by adding the da Vinci X surgical system, commercialized in 2017.
In March 2024, we obtained FDA clearance for our da Vinci 5 surgical system, our next-generation multi-port robotic system, for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications. In October 2024, we obtained regulatory clearance in South Korea for the da Vinci 5 surgical system for use in urologic, general, gynecologic, thoracoscopic, thoracoscopically-assisted cardiotomy, and transoral otolaryngology surgical procedures. In June 2025, we obtained regulatory clearance in Japan for the da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac indications. In July 2025, we obtained European certification in accordance with the EU MDR for the da Vinci 5 surgical system for adult and pediatric use in minimally invasive endoscopic procedures across abdominopelvic and thoracoscopic surgical procedures, including urologic, gynecologic, and general laparoscopic procedures, excluding the use of force feedback. We intend to seek European certification for the use of force feedback in the future. We are in the midst of a phased launch of our da Vinci 5 surgical system, which we expect to extend over several quarters, giving us time to mature our supply and manufacturing processes for the new system. As of June 30, 2025, we have an installed base of 689 da Vinci 5 surgical systems.
Additionally, we extended our fourth-generation platform by adding the da Vinci SP surgical system, commercialized in 2018. The da Vinci SP surgical system accesses the body through a single incision, while the other da Vinci surgical systems access the body through multiple incisions. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
We are in the early stages of launching our da Vinci SP surgical system and have an installed base of 314 da Vinci SP surgical systems as of June 30, 2025. We have received FDA clearance for the da Vinci SP surgical system for urologic, colorectal, general thoracoscopic, and certain transoral procedures. Additionally, the da Vinci SP surgical system has received regulatory clearance in South Korea for a broad set of procedures. The da Vinci SP surgical system has also received regulatory clearance in Japan for the same set of procedures that are currently allowed with the da Vinci Xi surgical system in Japan. In January 2024, the da Vinci SP surgical system received European certification in accordance with Regulation (EU) 2017/745 of the European Parliament and of the Council of 5 April 2017 on medical devices (the “EU MDR”) for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, and breast surgical procedures, and we are commercializing the da Vinci SP surgical system in select major European countries as part of a measured rollout. In August 2024, we obtained regulatory clearance in Taiwan for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, transanal total mesorectal excision, and breast surgical procedures. We plan to seek FDA clearances for additional indications for the da Vinci SP surgical system and expand the system’s regulatory approvals (including for additional indications) in other outside of the U.S. (“OUS”) markets over time. The success of the da Vinci SP surgical system is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances.
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

Trade and Tariffs Update
On February 1, 2025, the U.S. imposed 25% tariffs on imports from Mexico and Canada, with several subsequent changes related to exemptions and effective dates, including an exemption for any goods that are within the scope of the United States-Mexico-Canada Agreement (“USMCA”). We currently manufacture a significant majority of our instruments and accessories in Mexicali, Mexico, most of which qualify as originating under the USMCA and, therefore, have not been subject to the recently imposed tariffs.
On April 2, 2025, the U.S. imposed a 10% universal tariff on nearly all imports that are not subject to the USMCA. The U.S. announced additional tariffs that vary by country. Such tariffs were suspended for 90 days and, on July 7, 2025, this suspension was extended to August 1, 2025. The current administration signaled that it intended to announce tariff rates for imports from most countries, which would take effect on August 1, 2025, even as negotiations with some countries continue. We import certain raw materials and finished goods from outside of the U.S., which are subject to these tariffs, including our endoscopes, a majority of which are manufactured in Germany. We anticipate that some of our suppliers will incur incremental tariffs and may pass on those additional costs to us.
In addition, in April 2025, the U.S. tariff on all imports from China was set at 145%, while China levied a 125% tariff on all imports from the U.S. In May 2025, the countries reached an agreement, with the U.S. reducing its tariffs on imports from China to 30%, plus applicable Section 301 duties (which can be as high as 25%), and China reducing its tariffs on imports from the U.S. to 10%. Subsequently, in June 2025, these rates were confirmed in a “framework agreement” between the countries, which reportedly continue to engage in trade talks.
Our operations involve importing certain raw materials from China, which are subject to the U.S. tariff. We also import sub-assemblies to support our local da Vinci Xi surgical system manufacturing in China, and we sell U.S.-manufactured da Vinci Xi surgical systems into China. Both imports are subject to the Chinese tariffs. We expect these tariffs to have an adverse impact on the product cost of our da Vinci Xi surgical system in China.
Additional specific tariff actions against steel and aluminum, critical minerals, semiconductors, and other products have not had a material direct impact on our operations to date, but the long-term effect of these and other existing and future tariff actions is difficult to predict.
U.S. tariffs have also given rise to retaliatory trade measures by various other countries, including additional restrictions on certain exports. These retaliatory trade measures could impact the reliability and efficiency of our supply chain if they are targeted at materials important to our production operations.
Based on the announced and implemented global tariffs as of the date of this report, and assuming such tariffs remain in place, we anticipate a significant increase in our cost of revenues for the second half of 2025, which will impact our results of operations. Future changes to tariff rates and the imposition of new tariffs by the U.S. and/or other countries could result in a material impact to our results of operations. The ultimate impact of changes to tariffs and trade barriers will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade barriers that are implemented, all of which could have a material adverse effect on our business, financial condition, or results of operations.
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
During the second quarter of 2025, we continued to experience isolated stresses to supply, particularly for specific component materials impacted by new export requirements and at certain subcontract suppliers that were operationally challenged to meet our production requirements. These isolated instances did not have a material impact on our business during the second quarter of 2025. As a result of the escalation in tariffs, new country-specific trade requirements, and retaliatory measures between major economies, we may experience tariff-related inflation in raw materials costs as well as supply shortages as companies seek alternative sources of supply of critical materials and navigate adjustments in logistics and transportation routes.
Elevated interest rates may also impact the ability of certain suppliers to fund necessary investments in capacity and infrastructure. Any insolvency of certain suppliers, including sole- and single-sourced suppliers, may present heightened continuity risks. Additionally, although incidents of cybersecurity breaches have not significantly impacted our supply chain to date, they continue to be actively monitored to protect supply continuity. We are actively engaged in activities that seek to mitigate the impact of any supply chain risks and disruptions on our operations.

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
Remanufactured Instruments
Third parties have offered, and may continue to offer, instruments that have been modified to support the use of some of our limited-use instruments beyond their labeled life. We are aware that the FDA has granted 510(k) clearance for the remanufacturing of certain of these instruments for use with our da Vinci Si, da Vinci X, and da Vinci Xi surgical systems. To date, such offerings have not had a material impact on our revenues, but such activities could result in reduced revenue if these products have broader uptake as well as generate negative publicity for us if these products cause injuries and/or do not function as intended when used. Both of these possibilities could have a material adverse effect on our business, financial condition, or results of operations.
For further details on remanufactured instruments, refer to the “Products & Services – Da Vinci – Instruments” section of our corporate website. The inclusion of a reference to our corporate website in this filing does not include or incorporate by reference the information on our website into this Form 10-Q.
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
Systems Revenue
System placements are driven by procedure growth in most geographic markets. In some markets, system placements are constrained by regulation. In geographies where da Vinci procedure adoption is in an early stage or system placements are constrained by regulation, system sales will precede procedure growth. System placements also vary due to seasonality, largely aligned with hospital budgeting cycles. On an annual basis, we typically place a higher proportion of systems in the fourth quarter and a lower proportion in the first quarter as many customer budgets are reset. Systems revenue is also affected by the proportion of system placements under operating lease arrangements, which can fluctuate period to period depending on customer preference, recurring fixed-payment and usage-based operating lease revenue, Lease Buyouts, product mix, ASPs, trade-in activities, customer mix, and specified-price trade-in rights. We generally do not provide specified-price trade-in rights or upgrade rights at the time of a system purchase; however, as we continue the phased launch of our next-generation da Vinci 5 surgical system, specified-price trade-in rights will continue to be included in certain arrangements. For trade-in activities involving operating lease upgrades, depending on the timing and terms of the upgrade transaction, the amount of revenue generated on the initial and new lease arrangements may not, in the aggregate, generate the same amount of revenue that a traditional sale and trade-in transaction would. Systems revenue increased 17% to $1.97 billion in 2024. Systems revenue remained flat at $1.68 billion in 2023. Systems revenue declined 1% to $1.68 billion in 2022.
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
Procedure and Placement Seasonality
For the years ended December 31, 2024, 2023, and 2022, more than half of the da Vinci procedures performed were for benign conditions, most notably hernia repairs, hysterectomies, and cholecystectomies. These benign procedures and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life-threatening conditions. Seasonality in the U.S. for procedures for benign conditions typically results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Seasonality outside of the U.S. varies and is more pronounced around local holidays and vacation periods, which have lower procedure volume.
In addition, historically, placements of our da Vinci surgical systems have tended to be heavier in the fourth quarter and lighter in the first quarter, as hospital budgets are reset.
Distribution Channels
We provide our products through direct sales organizations in the U.S., Europe (excluding Italy, Spain, Portugal, Greece, and Eastern European countries), China (through our majority-owned joint ventures, Intuitive Surgical-Fosun Medical Technology (Shanghai) Co., Ltd. and Intuitive Surgical-Fosun (HongKong) Co., Ltd. (collectively, the “Joint Venture”), with Fosun Pharma, Japan, South Korea, India, Taiwan, and Canada. In the remainder of our OUS markets, we provide our products through distributors.
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
Clearances, Approvals, and Certifications
We have generally obtained the regulatory clearances, approvals, and certifications required to market our products associated with our fourth-generation and earlier da Vinci multi-port surgical systems (da Vinci S, da Vinci Si, da Vinci Xi, and da Vinci X systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. We have additionally obtained regulatory clearances, approvals, and certifications for the following products over the past several years:
•In July 2025, we obtained European certification in accordance with the EU MDR for our da Vinci 5 surgical system, our next-generation multi-port robotic system, for adult and pediatric use in minimally invasive endoscopic procedures across abdominopelvic and thoracoscopic surgical procedures, including urologic, gynecologic, and general laparoscopic procedures, excluding the use of force feedback. We intend to seek European certification for the use of force feedback in the future. In June 2025, we obtained regulatory clearance in Japan for the da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac indications. In October 2024, we obtained regulatory clearance in South Korea for the da Vinci 5 surgical system for use in urologic, general, gynecologic, thoracoscopic, thoracoscopically-assisted cardiotomy, and transoral otolaryngology surgical procedures. In March 2024, we obtained FDA clearance for our da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications as well as one contraindication related to the use of force feedback in hysterectomy and myomectomy surgical procedures. We are in the midst of a phased launch of our da Vinci 5 surgical system, which we expect to extend over several quarters, giving us time to mature our supply and manufacturing processes for the new system.
•In June 2025, we obtained FDA clearance for our Vessel Sealer Curved for use with our da Vinci 5, da Vinci X, and da Vinci Xi surgical systems for grasping and blunt dissection of tissue as well as bipolar coagulation and mechanical transection of blood vessels (veins and arteries) up to 7mm in diameter, lymphatic vessels, and tissue bundles that fit within the instrument’s jaws.
•In June 2025, we obtained regulatory clearances in South Korea and Japan for our SP SureForm 45 stapler and our SP SureForm 45 curved-tip stapler for use with our da Vinci SP surgical system. In March 2025, we obtained FDA clearance for our SP SureForm 45 stapler and our SP SureForm 45 curved-tip stapler for use with our da Vinci SP surgical system, which may be particularly useful in thoracic and colorectal surgical procedures.
•In May 2025, we obtained FDA clearance for the use of our da Vinci SP surgical system in transanal local excision/resection, a form of minimally invasive surgery performed through a natural orifice to avoid abdominal surgical incisions, for select procedures. In December 2024, we obtained FDA clearance for the use of our da Vinci SP surgical system in colorectal surgical procedures. In July 2024, we obtained FDA clearance for the use of our da Vinci SP surgical system in general thoracoscopic surgical procedures. In April 2023, we obtained FDA clearance for the use of our da Vinci SP surgical system in simple prostatectomy procedures. We also obtained FDA clearance for the use of our da Vinci SP surgical system in transvesical approaches to simple and radical prostatectomy.
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
In June 2023, the China National Health Commission published the 14th five-year plan quota for major medical equipment to be sold in China on its official website (the “2023 Quota”). Under the 2023 Quota, the government will allow for the sale of 559 new surgical robots into China, which could include da Vinci surgical systems as well as surgical systems introduced by others. As of June 30, 2025, including systems that were sold in prior quarters, we have placed 144 da Vinci surgical systems under the 2023 Quota. Future sales of da Vinci surgical systems under this and any previously published open quotas are uncertain, as they are open to other medical device companies that have introduced robotic-assisted surgical systems and are dependent on hospitals completing a tender process and receiving associated approvals. Our ability to track the number of systems that could be sold under these quotas in the future is limited by provincial and national agencies making such information publicly available.
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
Recent Business Events and Trends
Da Vinci Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 17% for the three months ended June 30, 2025, compared to approximately 17% for the three months ended June 30, 2024. Total da Vinci procedures performed by our customers grew approximately 17% for the six months ended June 30, 2025, compared to approximately 16% for the six months ended June 30, 2024. The second quarter 2025 procedure growth was largely attributable to growth in U.S. general surgery, OUS general surgery (particularly cancer), and OUS urology procedures.
U.S. Procedures. U.S. da Vinci procedures grew approximately 14% for the three months ended June 30, 2025, compared to approximately 14% for the three months ended June 30, 2024. U.S. da Vinci procedures grew approximately 14% for the six months ended June 30, 2025, compared to approximately 14% for the six months ended June 30, 2024. The second quarter 2025 U.S. procedure growth was largely attributable to strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and appendectomy procedures, as well as growth in gynecological procedures. The number of U.S. da Vinci bariatric procedures performed declined in the high-single digits in the second quarter of 2025 compared to the second quarter of 2024.
OUS Procedures. OUS da Vinci procedures grew approximately 23% for the three months ended June 30, 2025, compared to approximately 22% for the three months ended June 30, 2024. OUS da Vinci procedures grew approximately 24% for the six months ended June 30, 2025, compared to approximately 21% for the six months ended June 30, 2024. The second quarter 2025 OUS procedure growth was largely attributable to growth in general surgery procedures, most notably colorectal and hernia repair procedures, urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and gynecologic procedures, most notably hysterectomy procedures. The second quarter 2025 OUS procedure growth rate reflects continued da Vinci adoption in Asian and European markets. We saw strong procedure growth in India and South Korea during the second quarter of 2025. We believe that growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures as well as increased surgeon training. In South Korea, the doctor strikes that began in the first quarter of 2024 continued; however, we saw a recovery in the number of procedures performed in the first half of 2025, and the growth rate in South Korea exceeded the overall OUS procedure growth rate. The sustainability of this recovery and the extent of the continued impact of these strikes on procedures in South Korea remain uncertain, in part due to the unknown impact of any patient backlog.

Ion Procedures
Overall. Total Ion procedures performed by our customers grew approximately 52% for the three months ended June 30, 2025, compared to approximately 82% for the three months ended June 30, 2024. Total Ion procedures performed by our customers grew approximately 55% for the six months ended June 30, 2025, compared to approximately 86% for the six months ended June 30, 2024. The second quarter 2025 procedure growth was largely attributable to a larger installed base of Ion systems and the conversion of other lung biopsy modalities.
System Demand
We placed 395 da Vinci surgical systems in the second quarter of 2025, compared to 341 systems in the second quarter of 2024. The increase in system placements reflects continued demand for additional capacity by our customers as a result of procedure growth as well as increased demand for our next-generation da Vinci 5 system, including the impact from customers beginning to trade in fourth-generation da Vinci systems. During the second quarter of 2025, we placed 180 da Vinci 5 systems, compared to 70 systems in the second quarter of 2024.
We placed 54 Ion systems in the second quarter of 2025, compared to 74 systems in the second quarter of 2024. In the U.S., where we estimate that penetration of lung biopsy is approaching the halfway point, our customers’ focus has begun to shift from increasing capacity to increasing utilization of their existing systems.
We continue to see some customers challenged by staffing shortages, decreased government funding in healthcare (particularly in Europe and Japan), and other financial pressures. As a result, we expect our customers to continue to be cautious in their overall capital spending. In addition, system demand in China has been adversely impacted by increasing robotic-assisted surgical system competition from domestic companies and, to a lesser extent, a broader central government focus on systematic governance. Currently, the extent and impact of the competitive dynamics and this campaign in China on our business remains uncertain.
We expect that future placements of da Vinci surgical systems will be impacted by a number of factors: supply chain risks; economic and geopolitical factors; the trade environment; inflationary pressures; high interest rates; hospital staffing shortages; procedure growth rates; evolving system utilization and point-of-care dynamics; capital replacement trends, including a declining number of older generation systems available for trade-in transactions; additional reimbursements in various global markets, such as in Japan; the timing around governmental tenders and authorizations, as well as governmental actions impacting the tender process, such as the governance campaign in China; hospitals’ response to the evolving healthcare environment; the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci 5, da Vinci X, da Vinci Xi, and da Vinci SP surgical systems and related instruments; and the market response.
Demand may also be impacted by the competition we currently face, or expect to face, from companies offering products for open or MIS surgeries, companies providing other therapeutic approaches for target clinical conditions, and companies developing diagnostic solutions that could serve as alternatives to current or planned Intuitive offerings. Companies that have introduced products in the field of robotic-assisted medical procedures, or have made explicit statements about their efforts to enter the field, include, but are not limited to, the following: Beijing Surgerii Robotics Company Limited; CMR Surgical Ltd.; Distalmotion SA; Harbin Sizhe Rui Intelligent Medical Equipment Co., Ltd.; Johnson & Johnson; Karl Storz SE & Co. KG; Medicaroid Corporation; Medtronic plc; meerecompany Inc.; Noah Medical Corporation; Shandong Weigao Group Medical Polymer Company Ltd.; Shanghai Microport Medbot (Group) Co., Ltd.; Shenzhen Edge Medical Co., Ltd.; and SS Innovations International, Inc.
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
Vessel Sealer Curved. The Vessel Sealer Curved is a single-use, fully wristed, advanced bipolar electrosurgical instrument designed for use with our da Vinci 5, da Vinci X, and da Vinci Xi surgical systems. It is intended for grasping and blunt dissection of tissue as well as for bipolar coagulation and mechanical transection of blood vessels (veins and arteries) up to 7 mm in diameter, lymphatic vessels, and tissue bundles that fit within the jaws of the instrument. Vessel Sealer Curved offers enhanced multifunctionality and precision via its slim, curved jaw designed to follow the natural contours of anatomy, helping improve visibility and control especially in tight spaces and around critical structures. The Vessel Sealer Curved enables surgeons to seal and cut vessels and tissue using a combination of electrode sealing surfaces and a mechanical cutting blade housed within the instrument jaws.

Second Quarter 2025 Operational and Financial Highlights
•Total revenue increased by 21% to $2.44 billion for the three months ended June 30, 2025, compared to $2.01 billion for the three months ended June 30, 2024.
•Approximately 775,000 da Vinci procedures were performed during the three months ended June 30, 2025, an increase of 17% compared to approximately 661,000 da Vinci procedures for the three months ended June 30, 2024.
•Approximately 35,300 Ion procedures were performed during the three months ended June 30, 2025, an increase of 52% compared to approximately 23,200 Ion procedures for the three months ended June 30, 2024.
•Instruments and accessories revenue increased by 18% to $1.47 billion for the three months ended June 30, 2025, compared to $1.24 billion for the three months ended June 30, 2024.
•Systems revenue increased by 28% to $575 million for the three months ended June 30, 2025, compared to $448 million during the three months ended June 30, 2024.
•During the three months ended June 30, 2025, we placed 395 da Vinci surgical systems compared to 341 systems during the three months ended June 30, 2024. The second quarter 2025 da Vinci surgical system placements included 180 da Vinci 5 systems compared to 70 systems during the three months ended June 30, 2024.
•As of June 30, 2025, we had a da Vinci surgical system installed base of approximately 10,488 systems, an increase of 14% compared to an installed base of approximately 9,203 systems as of June 30, 2024.
•Utilization of da Vinci surgical systems, measured in terms of procedures per system per year, increased 2% relative to the second quarter of 2024.
•During the three months ended June 30, 2025, we placed 54 Ion systems compared to 74 systems during the three months ended June 30, 2024.
•As of June 30, 2025, we had an Ion system installed base of approximately 905 systems, an increase of 33% compared to an installed base of approximately 678 systems as of June 30, 2024.
•Gross profit as a percentage of revenue was 66.3% for the three months ended June 30, 2025, compared to 68.3% for the three months ended June 30, 2024.
•Operating income increased by 31% to $743 million for the three months ended June 30, 2025, compared to $567 million during the three months ended June 30, 2024. Operating income included $200 million and $176 million of share-based compensation expense related to employee stock plans and $4.8 million and $5.2 million of intangible asset-related charges for the three months ended June 30, 2025, and 2024, respectively.
•As of June 30, 2025, we had $9.53 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $0.70 billion, compared to $8.83 billion as of December 31, 2024, primarily as a result of cash provided by operating activities and proceeds from stock option exercises and employee stock purchases, partially offset by cash used for taxes paid related to net share settlements of equity awards, capital expenditures, and repurchases of common stock.

Results of Operations
The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements (“Financial Statements”) and Notes thereto.
Certain information from our unaudited Condensed Consolidated Statements of Income has been summarized below (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	% of Total Revenue	2024	% of Total Revenue	2025	% of Total Revenue	2024	% of Total Revenue
Revenue:
Product	$2,048.8	84%	$1,692.6	84%	$3,939.2	84%	$3,269.7	84%
Service	391.2	16%	317.3	16%	754.2	16%	630.8	16%
Total revenue	2,440.0	100%	2,009.9	100%	4,693.4	100%	3,900.5	100%
Cost of revenue:
Product	686.2	28%	539.4	27%	1,356.9	29%	1,093.8	28%
Service	135.9	6%	97.8	5%	260.9	5%	188.6	5%
Total cost of revenue	822.1	34%	637.2	32%	1,617.8	34%	1,282.4	33%
Product gross profit	1,362.6	56%	1,153.2	57%	2,582.3	55%	2,175.9	56%
Service gross profit	255.3	10%	219.5	11%	493.3	11%	442.2	11%
Gross profit	1,617.9	66%	1,372.7	68%	3,075.6	66%	2,618.1	67%
Operating expenses:
Selling, general, and administrative	561.2	23%	525.3	26%	1,124.6	24%	1,016.8	26%
Research and development	313.3	13%	280.1	14%	629.5	14%	564.6	14%
Total operating expenses	874.5	36%	805.4	40%	1,754.1	38%	1,581.4	40%
Income from operations	743.4	30%	567.3	28%	1,321.5	28%	1,036.7	27%
Interest and other income, net	88.7	4%	87.2	4%	179.1	4%	156.3	4%
Income before taxes	832.1	34%	654.5	32%	1,500.6	32%	1,193.0	31%
Income tax expense	167.9	7%	123.0	6%	132.7	3%	114.1	3%
Net income	664.2	27%	531.5	26%	1,367.9	29%	1,078.9	28%
Less: net income attributable to noncontrolling interest in joint venture	5.8	—%	4.6	—%	11.1	—%	7.1	1%
Net income attributable to Intuitive Surgical, Inc.	$658.4	27%	$526.9	26%	$1,356.8	29%	$1,071.8	27%
Total Revenue
Total revenue increased by 21% to $2.44 billion for the three months ended June 30, 2025, compared to $2.01 billion for the three months ended June 30, 2024, resulting from 18% higher instruments and accessories revenue, 28% higher systems revenue, and 23% higher service revenue.
Total revenue increased by 20% to $4.69 billion for the six months ended June 30, 2025, compared to $3.90 billion for the six months ended June 30, 2024, resulting from 18% higher instruments and accessories revenue, 27% higher systems revenue, and 20% higher service revenue.
We generally sell our products and services in local currencies where we have direct distribution channels. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 26% for both the three and six months ended June 30, 2025, and 25% for both the three and six months ended June 30, 2024, respectively. Fluctuations in foreign currency exchange rates had a favorable impact on OUS total revenue of $14 million and $6 million for the three and six months ended June 30, 2025, respectively. Fluctuations in foreign currency exchange rates had an unfavorable impact on OUS total revenue of $16 million and $27 million for the three and six months ended June 30, 2024, respectively. The impact of fluctuations in foreign currency exchange rates was determined by comparing current period revenue converted to USD using exchange rates that were effective in the comparable prior year period, net of the impacts from foreign currency hedging.

Revenue generated in the U.S. accounted for 67% of total revenue for both the three and six months ended June 30, 2025, respectively, and 66% of total revenue for both the three and six months ended June 30, 2024, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.
The following table summarizes our revenue and system unit placements (in millions, except percentages and unit placements):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Instruments and accessories	$1,474.1	$1,244.4	$2,841.8	$2,403.3
Systems	574.7	448.2	1,097.4	866.4
Total product revenue	2,048.8	1,692.6	3,939.2	3,269.7
Service	391.2	317.3	754.2	630.8
Total revenue	$2,440.0	$2,009.9	$4,693.4	$3,900.5

U.S.	$1,629.4	$1,319.2	$3,167.6	$2,557.7
OUS	810.6	690.7	1,525.8	1,342.8
Total revenue	$2,440.0	$2,009.9	$4,693.4	$3,900.5
% of Revenue – U.S.	67%	66%	67%	66%
% of Revenue – OUS	33%	34%	33%	34%

Instruments and accessories	$1,474.1	$1,244.4	$2,841.8	$2,403.3
Service	391.2	317.3	754.2	630.8
Operating lease revenue	213.8	156.9	409.0	304.9
Total recurring revenue	$2,079.1	$1,718.6	$4,005.0	$3,339.0
% of Total revenue	85%	86%	85%	86%

Da Vinci Surgical System Placements by Region
U.S. unit placements	216	149	420	297
OUS unit placements	179	192	342	357
Total unit placements*	395	341	762	654
*Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	69	83	160	148
*Systems placed under usage-based operating lease arrangements (included in total unit placements)	124	92	231	186

Da Vinci Surgical System Placements involving Trade-ins or Lease Upgrades
Unit placements involving trade-ins or lease upgrades	83	21	150	50
Unit placements not involving trade-ins or lease upgrades	312	320	612	604

Ion System Placements**	54	74	103	144
**Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	13	16	27	42
**Systems placed under usage-based operating lease arrangements (included in total unit placements)	21	24	36	37

Product Revenue
Three Months Ended June 30, 2025
Product revenue increased by 21% to $2.05 billion for the three months ended June 30, 2025, compared to $1.69 billion for the three months ended June 30, 2024.
Instruments and accessories revenue increased by 18% to $1.47 billion for the three months ended June 30, 2025, compared to $1.24 billion for the three months ended June 30, 2024. The increase in instruments and accessories revenue was primarily driven by approximately 17% higher da Vinci procedure volume, approximately 52% higher Ion procedure volume, and customer buying patterns. The second quarter 2025 U.S. da Vinci procedure growth was approximately 14%, driven primarily by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and appendectomy procedures, as well as growth in gynecological procedures. The number of U.S. da Vinci bariatric procedures performed declined in the high-single digits in the second quarter of 2025 compared to the second quarter of 2024. The second quarter 2025 OUS da Vinci procedure growth was approximately 23%, driven by growth in general surgery procedures, most notably colorectal and hernia repair procedures, urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and gynecologic procedures, most notably hysterectomy procedures. Geographically, the second quarter 2025 OUS da Vinci procedure growth was driven by several markets with particular strength in India and South Korea.
Systems revenue increased by 28% to $575 million for the three months ended June 30, 2025, compared to $448 million for the three months ended June 30, 2024. The higher second quarter 2025 system revenue was primarily driven by an increase in da Vinci system placements, higher operating lease revenue, and higher ASPs in the second quarter of 2025, driven by an increase in da Vinci 5 system placements.
During the second quarter of 2025, 395 da Vinci surgical systems were placed compared to 341 systems during the second quarter of 2024. By geography, 216 systems were placed in the U.S., 73 in Europe, 69 in Asia, and 37 in other markets during the second quarter of 2025, compared to 149 systems placed in the U.S., 71 in Europe, 95 in Asia, and 26 in other markets during the second quarter of 2024. The increase in system placements was primarily driven by continued demand for additional capacity by our customers as a result of procedure growth as well as increased demand for our next-generation da Vinci 5 system, including the impact from customers beginning to trade in fourth-generation da Vinci systems. As of June 30, 2025, we had a da Vinci surgical system installed base of approximately 10,488 systems, compared to an installed base of approximately 9,203 systems as of June 30, 2024. The incremental system installed base reflects continued procedure growth and further customer validation that robotic-assisted surgery addresses their Quintuple Aim objectives.
The following table summarizes our da Vinci system placements and systems installed at customers under leasing arrangements:

	Three Months Ended June 30,
	2025	2024
Da Vinci System Placements under Leasing Arrangements
Fixed-payment operating lease arrangements	69	83
Usage-based operating lease arrangements	124	92
Total da Vinci system placements under operating lease arrangements	193	175
% of Total da Vinci system placements	49%	51%
Sales-type lease arrangements	6	26
Total da Vinci system placements under leasing arrangements	199	201

Da Vinci System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	1,301	1,261
Usage-based operating lease arrangements	1,686	1,208
Total da Vinci system installed base under operating leasing arrangements	2,987	2,469
Operating lease revenue, including the contribution from Ion systems, was $214 million for the three months ended June 30, 2025, of which $130 million was variable lease revenue related to usage-based arrangements, compared to $157 million for the three months ended June 30, 2024, of which $80 million was variable lease revenue related to usage-based arrangements. Revenue from Lease Buyouts was $30 million for the three months ended June 30, 2025, compared to $28 million for the three months ended June 30, 2024. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise buyout options embedded in their leases.

The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements, Ion systems, and the impact of specified-price trade-in rights, was approximately $1.50 million for the three months ended June 30, 2025, compared to approximately $1.44 million for the three months ended June 30, 2024. The higher second quarter 2025 ASP was largely driven by favorable product mix, including from da Vinci 5 system placements, partially offset by more trade-ins. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
During the second quarter of 2025, 54 Ion systems were placed compared to 74 systems during the second quarter of 2024. By geography, 47 systems were placed in the U.S., three in Europe, two in Asia, and two in other markets during second quarter of 2025, compared to 72 systems placed in the U.S. and two in Europe during the second quarter of 2024. In the U.S., where we estimate that penetration of lung biopsy is approaching the halfway point, our customers’ focus has begun to shift from increasing capacity to increasing utilization of their existing systems. As of June 30, 2025, we had an Ion system installed base of approximately 905 systems, compared to an installed base of approximately 678 systems as of June 30, 2024.
The following table summarizes our Ion system placements and systems installed at customers under leasing arrangements:

	Three Months Ended June 30,
	2025	2024
Ion System Placements under Leasing Arrangements
Fixed-payment operating lease arrangements	13	16
Usage-based operating lease arrangements	21	24
Total Ion system placements under operating lease arrangements	34	40
% of Total Ion system placements	63%	54%
Sales-type lease arrangements	2	—
Total Ion system placements under leasing arrangements	36	40

Ion System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	127	116
Usage-based operating lease arrangements	231	159
Total Ion system installed base under operating leasing arrangements	358	275
Six Months Ended June 30, 2025
Product revenue increased by 20% to $3.94 billion for the six months ended June 30, 2025, compared to $3.27 billion for the six months ended June 30, 2024.
Instruments and accessories revenue increased by 18% to $2.84 billion for the six months ended June 30, 2025, compared to $2.40 billion for the six months ended June 30, 2024. The increase in instruments and accessories revenue was primarily driven by approximately 17% higher da Vinci procedure volume and approximately 55% higher Ion procedure volume. The year-to-date 2025 U.S. da Vinci procedure growth was approximately 14%, driven primarily by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and appendectomy procedures, as well as growth in gynecological procedures. The number of U.S. da Vinci bariatric procedures continued to decline in the high-single digits in the first six months of 2025 compared with the first six months of 2024. The year-to-date 2025 OUS da Vinci procedure growth was approximately 24%, driven by growth in general surgery procedures, most notably colorectal and hernia repair procedures, urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and gynecologic procedures, most notably hysterectomy procedures. Geographically, the year-to-date 2025 OUS da Vinci procedure growth was driven by several markets with particular strength in India and South Korea.
Systems revenue increased by 27% to $1.10 billion for the six months ended June 30, 2025, compared to $0.87 billion for the six months ended June 30, 2024. The higher year-to-date 2025 system revenue was primarily driven by an increase in da Vinci system placements, higher operating lease revenue, and higher year-to-date 2025 ASPs, driven by an increase in da Vinci 5 system placements.
During the six months ended June 30, 2025, a total of 762 da Vinci surgical systems were placed compared to 654 systems during the six months ended June 30, 2024. By geography, 420 systems were placed in the U.S., 161 in Europe, 121 in Asia, and 60 in other OUS markets during the six months ended June 30, 2025, compared to 297 systems placed in the U.S., 155 in Europe, 151 in Asia, and 51 in other OUS markets during the six months ended June 30, 2024. The increase in system placements was primarily driven by continued demand for additional capacity by our customers as a result of procedure growth as well as increased demand for our next-generation da Vinci 5 system, including the impact from customers beginning to trade in fourth-generation da Vinci systems.
The following table summarizes our da Vinci system placements and systems installed at customers under leasing arrangements:

	Six Months Ended June 30,
	2025	2024
Da Vinci System Placements under Leasing Arrangements
Fixed-payment operating lease arrangements	160	148
Usage-based operating lease arrangements	231	186
Total da Vinci system placements under operating lease arrangements	391	334
% of Total da Vinci system placements	51%	51%
Sales-type lease arrangements	16	32
Total da Vinci system placements under leasing arrangements	407	366

Da Vinci System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	1,301	1,261
Usage-based operating lease arrangements	1,686	1,208
Total da Vinci system installed base under operating leasing arrangements	2,987	2,469
Operating lease revenue, including the contribution from Ion systems, was $409 million for the six months ended June 30, 2025, of which $242 million was variable lease revenue related to usage-based arrangements, compared to $305 million for the six months ended June 30, 2024, of which $150 million was variable lease revenue related to usage-based arrangements. Revenue from Lease Buyouts was $69 million for the six months ended June 30, 2025, compared to $57 million for the six months ended June 30, 2024. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise buyout options embedded in their leases.
The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements, Ion systems, and the impact of specified-price trade-in rights, was approximately $1.55 million for the six months ended June 30, 2025, compared to approximately $1.41 million for the six months ended June 30, 2024. The higher year-to-date 2025 ASP was largely driven by favorable product mix, including from da Vinci 5 system placements, and lower pricing discounts. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
During the six months ended June 30, 2025, 103 Ion systems were placed compared to 144 systems during the six months ended June 30, 2024. By geography, 92 systems were placed in the U.S., six in Europe, two in Asia, and three in other markets during six months ended June 30, 2025, compared to 138 systems placed in the U.S. and six in Europe during the six months ended June 30, 2024. In the U.S., where we estimate that penetration of lung biopsy is approaching the halfway point, our customers’ focus has begun to shift from increasing capacity to increasing utilization of their existing systems. As of June 30, 2025, we had an Ion system installed base of approximately 905 systems, compared to an installed base of approximately 678 systems as of June 30, 2024.

The following table summarizes our Ion system placements and systems installed at customers under leasing arrangements:

	Six Months Ended June 30,
	2025	2024
Ion System Placements under Leasing Arrangements
Fixed-payment operating lease arrangements	27	42
Usage-based operating lease arrangements	36	37
Total Ion system placements under operating lease arrangements	63	79
% of Total Ion system placements	61%	55%
Sales-type lease arrangements	5	—
Total Ion system placements under leasing arrangements	68	79

Ion System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	127	116
Usage-based operating lease arrangements	231	159
Total Ion system installed base under operating leasing arrangements	358	275
Service Revenue
Service revenue increased by 23% to $391 million for the three months ended June 30, 2025, compared to $317 million for the three months ended June 30, 2024. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue and higher revenue from operating lease arrangements.
Service revenue increased by 20% to $754 million for the six months ended June 30, 2025, compared to $631 million for the six months ended June 30, 2024. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue and higher revenue from operating lease arrangements.
Gross Profit
Product
Product gross profit for the three months ended June 30, 2025, increased by 18% to $1.36 billion, representing 66.5% of product revenue, compared to $1.15 billion, representing 68.1% of product revenue, for the three months ended June 30, 2024. The lower product gross profit margin for the three months ended June 30, 2025, was primarily driven by higher costs associated with the phased launch of our da Vinci 5 surgical system, new tariffs, and incremental fixed overhead costs, including depreciation expense, associated with expanded manufacturing capacity.
Product gross profit for the six months ended June 30, 2025, increased by 19% to $2.58 billion, representing 65.6% of product revenue, compared to $2.18 billion, representing 66.5% of product revenue, for the six months ended June 30, 2024. The lower product gross profit margin for the six months ended June 30, 2025, was primarily driven by higher costs associated with the phased launch of our da Vinci 5 surgical system, incremental fixed overhead costs, including depreciation expense, associated with expanded manufacturing capacity, and new tariffs, partially offset by lower excess and obsolete inventory charges.
Product gross profit for the three and six months ended June 30, 2025, included share-based compensation expense of $30.3 million and $60.5 million, respectively, compared with $23.6 million and $46.3 million for the three and six months ended June 30, 2024, respectively. Product gross profit for the three and six months ended June 30, 2025, included intangible assets amortization expense of $2.3 million and $4.5 million, respectively, compared with $3.5 million and $7.1 million for the three and six months ended June 30, 2024, respectively.
Our capital expenditures increased during 2024, as we continued to build the infrastructure needed to scale our business. As a result, in 2025, depreciation expense has increased and will continue to increase as additional projects are placed in service, which may impact our future gross profit margin.
Service
Service gross profit for the three months ended June 30, 2025, increased by 16% to $255 million, representing 65.3% of service revenue, compared to $220 million, representing 69.2% of service revenue, for the three months ended June 30, 2024. The higher service gross profit for the three months ended June 30, 2025, was primarily driven by higher service revenue, reflecting a larger installed base of da Vinci surgical systems, partially offset by a lower service gross profit margin. The lower service gross profit margin for the three months ended June 30, 2025, was primarily driven by incremental fixed costs, including depreciation expense, higher costs associated with the phased launch of our da Vinci 5 surgical system, and new tariffs, partially offset by lower logistics costs.
Service gross profit for the six months ended June 30, 2025, increased by 12% to $493 million, representing 65.4% of service revenue, compared to $442 million, representing 70.1% of service revenue, for the six months ended June 30, 2024. The higher service gross profit for the six months ended June 30, 2025, was primarily driven by higher service revenue, reflecting a larger installed base of da Vinci surgical systems, and a lower service gross profit margin. The lower service gross profit margin for the six months ended June 30, 2025, was primarily driven by an unfavorable repair mix, higher costs associated with the phased launch of our da Vinci 5 surgical system, incremental fixed costs, including depreciation expense, and new tariffs, partially offset by lower logistics costs.
Service gross profit for the three and six months ended June 30, 2025, included share-based compensation expense of $8.6 million and $16.8 million, respectively, compared with $7.6 million and $14.6 million for the three and six months ended June 30, 2024, respectively. Service gross profit for the three and six months ended June 30, 2025, included intangible assets amortization expense of $0.2 million and $0.4 million, respectively, compared with $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, trade show expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general, and administrative expenses for the three months ended June 30, 2025, increased by 7% to $561 million, compared to $525 million for the three months ended June 30, 2024. The increase in selling, general, and administrative expenses for the three months ended June 30, 2025, was primarily driven by higher headcount and personnel-related expenses, including share-based compensation expense as well as higher variable compensation, partially offset by lower legal expenses and lower litigation charges.
Selling, general, and administrative expenses for the six months ended June 30, 2025, increased by 11% to $1.12 billion, compared to $1.02 billion for the six months ended June 30, 2024. The increase in selling, general, and administrative expenses for the six months ended June 30, 2025, was primarily driven by higher headcount and personnel-related expenses, including share-based compensation expense.
Selling, general, and administrative expenses for the three and six months ended June 30, 2025, included share-based compensation expense of $86.3 million and $168.6 million, respectively, compared with $79.6 million and $147.8 million for the three and six months ended June 30, 2024, respectively. Selling, general, and administrative expenses for the three and six months ended June 30, 2025, included intangible assets amortization expense of $0.1 million and $0.6 million, respectively, compared with $0.8 million and $1.6 million for the three and six months ended June 30, 2024, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred and primarily include costs associated with the design, development, testing, and significant enhancement of our products. Our main product development initiatives include multi-port, Ion, and SP platform investments as well as digital products and services.
Research and development expenses for the three months ended June 30, 2025, increased by 12% to $313 million, compared to $280 million for the three months ended June 30, 2024. Research and development expenses for the six months ended June 30, 2025, increased by 11% to $630 million, compared to $565 million for the six months ended June 30, 2024. The increase in research and development expenses for the three and six months ended June 30, 2025, was primarily driven by higher headcount and personnel-related expenses, including share-based compensation expense, and other project costs incurred to support a broad set of product development initiatives.
Research and development expenses for the three and six months ended June 30, 2025, included share-based compensation expense of $74.7 million and $143.7 million, respectively, compared with $65.6 million and $123.3 million for the three and six months ended June 30, 2024, respectively. Research and development expenses for the three and six months ended June 30, 2025, included intangible asset-related charges of $2.2 million and $7.8 million, respectively, compared with $0.7 million and $1.2 million for the three and six months ended June 30, 2024, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

Interest and Other Income, Net
Interest and other income, net, for the three months ended June 30, 2025, increased by 2% to $88.7 million, compared to $87.2 million for the three months ended June 30, 2024. The increase in interest and other income, net, for the three months ended June 30, 2025, was primarily driven by higher average cash and investment balances, partially offset by unrealized losses on strategic investments (compared to unrealized gains during the three months ended June 30, 2024).
Interest and other income, net, for the six months ended June 30, 2025, increased by 15% to $179 million, compared to $156 million for six months ended June 30, 2024. The increase in interest and other income, net, for the six months ended June 30, 2025, was primarily driven by higher interest income earned due to an increase in average interest rates and higher average cash and investment balances, partially offset by unrealized losses on strategic investments (compared to unrealized gains during the six months ended June 30, 2024).
Income Tax Expense
Income tax expense for the three months ended June 30, 2025, was $167.9 million, or 20.2% of income before taxes, compared to $123.0 million, or 18.8% of income before taxes, for the three months ended June 30, 2024. Income tax expense for the six months ended June 30, 2025, was $132.7 million, or 8.8% of income before taxes, compared to $114.1 million, or 9.6% of income before taxes, for the six months ended June 30, 2024.
Our higher effective tax rate for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to a lower tax rate benefit from excess tax benefits, as discussed below, the effects of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and lower federal research and development credit benefits, partially offset by lower U.S. taxes on foreign earnings.
Our lower effective tax rate for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to lower U.S. taxes on foreign earnings, partially offset by the effects of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate.
Our provision for income taxes for the three months ended June 30, 2025, and 2024, included excess tax benefits associated with employee equity plans of $32.9 million and $35.7 million, respectively, which reduced our effective tax rate by 4.0 and 5.5 percentage points, respectively. Our provision for income taxes for the six months ended June 30, 2025, and 2024, included excess tax benefits associated with employee equity plans of $178.3 million and $146.8 million, respectively, which reduced our effective tax rate by 11.9 and 12.3 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under GAAP, which results in increased income tax expense volatility.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. We are currently assessing the implications of these tax law changes and do not expect that they will have a material impact on our Financial Statements in the current year. Since the OBBB Act was enacted subsequent to our balance sheet date, our tax provision for the three and six months ended June 30, 2025, does not incorporate the effects of these tax law changes.
In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate (“Pillar Two”). The OECD issued Pillar Two model rules and continues to release guidance on these rules. In January 2025, the OECD released additional guidance, which includes a limitation on certain deferred tax assets recognized after November 2021. Various countries, including Switzerland and EU member states, have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We considered the applicable tax law changes and additional guidance on Pillar Two implementation in the relevant countries, and there is no material impact to our tax provision for the three and six months ended June 30, 2025. We will continue to evaluate the impact of any additional guidance and tax law changes on future reporting periods.
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
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
Our principal source of liquidity is cash provided by our operations, as well as the issuance of common stock through the exercise of stock options and our employee stock purchase plan. Cash and cash equivalents plus short- and long-term investments increased by $0.70 billion to $9.53 billion as of June 30, 2025, from $8.83 billion as of December 31, 2024, primarily as a result of cash provided by operating activities and proceeds from stock option exercises and employee stock purchases, partially offset by cash used for taxes paid related to net share settlements of equity awards, capital expenditures, and repurchases of common stock.
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
Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$1,297.0	$885.9
Investing activities	474.2	(595.6)
Financing activities	(383.6)	3.3
Effect of exchange rates on cash, cash equivalents, and restricted cash	(3.5)	3.1
Net increase in cash, cash equivalents, and restricted cash	$1,384.1	$296.7
Operating Activities
For the six months ended June 30, 2025, net cash provided by operating activities of $1.30 billion was less than our net income of $1.37 billion, primarily due to the following factors:
1.Changes in operating assets and liabilities resulted in $710 million of cash used in operating activities during the six months ended June 30, 2025. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $494 million, primarily to address the growth in our business, including the expansion of our leasing business, and to mitigate risks of disruption that could arise from global supply chain shortages. Refer to Note 4 to the Financial Statements for further details in the supplemental cash flow information. Prepaids and other assets increased by $142 million, primarily driven by tax payments and new and extended facility leases. Accrued compensation and employee benefits decreased by $115 million, primarily due to payments of 2024 incentive compensation and commissions and stock purchases related to our ESPP. The unfavorable impact of these items on cash provided by operating activities was partially offset by an increase in accounts payable of $72 million, primarily related to increased inventory purchases, and an increase in deferred revenue of $49 million, primarily due to the timing of payment and delivery of goods and services.
2.Our net income included non-cash charges of $639 million, consisting primarily of share-based compensation of $381 million and depreciation expense and losses on the disposal of property, plant, and equipment of $290 million.

Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025, consisted primarily of proceeds from maturities and sales of investments, net of purchases of investments of $747 million, partially offset by $272 million paid for the acquisition of property, plant, and equipment. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in money market funds, U.S. treasury and U.S. government agency securities, high-quality corporate notes and bonds, commercial paper, non-U.S. government agency securities, and taxable and tax-exempt municipal notes.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025, consisted primarily of cash used for taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $386 million and cash used in the repurchase of 0.3 million shares of our common stock for $181 million, partially offset by cash proceeds from stock option exercises and employee stock purchases of $184 million.
Capital Expenditures
We expect to continue to invest in infrastructure needed to scale and supply our customers with highly differentiated products manufactured in highly automated factories to facilitate outstanding performance in product quality, availability, and cost. A significant portion of this investment involves the construction of facilities to expand our manufacturing and commercial capabilities. We have also been vertically integrating key technologies to develop a more robust supply chain, enabling us to bring important products to market at attractive price points. These integration efforts include increased ownership of our imaging pipelines and investments in strategic instruments and accessories technologies that allow us to serve our customers better. We expect these capital investments to range between $650 million and $725 million in 2025, the majority of which will be facilities-related investments. We intend to fund these capital investments with cash generated from operations.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the six months ended June 30, 2025, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended June 30, 2025:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
April 1 to April 30, 2025	—	$—	—	$1.1	billion
May 1 to May 31, 2025	100	$533.20	100	$4.0	billion
June 1 to June 30, 2025	349,450	$517.69	349,450	$3.8	billion
Total during quarter ended June 30, 2025	349,550	$517.70	349,550
(1) Represents the cumulative amount remaining for stock repurchases under the Board-authorized Repurchase Program established in March 2009 (the “Repurchase Program”). In May 2025, the Board increased the aggregate amount authorized under the Repurchase Program to $4.0 billion. Authorizations under the Repurchase Program do not expire.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Plans
On April 28, 2025, Gary S. Guthart, Ph.D., who was then the Company’s Chief Executive Officer and a member of the Company’s Board of Directors and who now serves as Executive Chair of the Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Guthart’s trading plan provides for (i) potential exercises of vested stock options to purchase up to 130,893 shares of the Company’s common stock, (ii) potential sales of shares of the Company’s common stock received upon such exercises to cover exercise costs, estimated tax withholding amounts, and customary brokerage fees as well as potential additional sales of such shares, (iii) the potential donation of 10,500 shares of the Company’s common stock from a trust in which Dr. Guthart is a trustee, and (iv) potential sales of up to 8,400 shares of the Company’s common stock held by trusts in which the beneficiaries are children of Dr. Guthart, until April 28, 2026. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.
On April 29, 2025, Craig H. Barratt, Ph.D., a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Barratt’s trading plan provides for the potential exercise and sale of up to 2,943 shares of the Company’s common stock subject to stock options until April 29, 2026. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.

On May 20, 2025, Jamie E. Samath, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading plan. Mr. Samath’s trading plan provides for the potential sale of up to 12,379 shares of the Company’s common stock, including the potential exercise and sale of up to 5,381 shares of the Company’s common stock subject to stock options, until May 20, 2026. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.
On May 21, 2025, Fredrik C. Widman, the Company’s Corporate Controller and Principal Accounting Officer, adopted a Rule 10b5-1 trading plan. Mr. Widman’s trading plan provides for the potential sale of up to 8,714 shares of the Company’s common stock, including the potential exercise and sale of up to 7,284 shares of the Company’s common stock subject to stock options, until May 21, 2026. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.
On May 30, 2025, Henry H. Charlton, the Company’s Chief Commercial and Marketing Officer, adopted a Rule 10b5-1 trading plan. Mr. Charlton’s trading plan provides for the potential sale of up to 22,731 shares of the Company’s common stock, including the potential exercise and sale of up to 18,000 shares of the Company’s common stock subject to stock options, until June 1, 2026. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.
On June 4, 2025, Amy L. Ladd, M.D., a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Ladd’s trading plan provides for the potential sale of up to 671 shares of the Company’s common stock until June 4, 2026. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.
On June 11, 2025, David J. Rosa, who was then the Company’s President and a member of the Company’s Board of Directors and who now serves as the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Mr. Rosa’s trading plan provides for the potential exercise and sale of up to 27,000 shares of the Company’s common stock subject to stock options until June 11, 2026. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company, as Amended.	10-Q	000-30713	3.1	7/23/2020
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Company.	10-Q	000-30713	3.1	10/20/2021
3.3	Amended and Restated Bylaws of the Company.	8-K	000-30713	3.1	2/1/2021
10.1	Intuitive Surgical, Inc. Amended and Restated 2010 Incentive Award Plan, as amended and restated.	8-K	000-30713	10.1	5/5/2025
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ JAMIE E. SAMATH
Jamie E. Samath
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: July 23, 2025