Form 10-Q
period 2025-09-30
INTUITIVE SURGICAL INC
filed 2025-10-22
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 354,496,073 shares of Common Stock, $0.001 par value per share, outstanding as of October 16, 2025.

INTUITIVE SURGICAL, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,806.6	$2,027.4
Short-term investments	2,102.2	1,985.9
Accounts receivable, net	1,259.7	1,225.4
Inventory	1,781.9	1,487.2
Prepaids and other current assets	574.9	385.1
Total current assets	8,525.3	7,111.0
Property, plant, and equipment, net	5,150.9	4,646.6
Long-term investments	3,523.7	4,819.1
Deferred tax assets	978.9	1,045.1
Intangible and other assets, net	824.9	773.9
Goodwill	348.1	347.5
Total assets	$19,351.8	$18,743.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291.2	$193.4
Accrued compensation and employee benefits	455.5	535.6
Deferred revenue	491.1	468.8
Other accrued liabilities	565.4	547.5
Total current liabilities	1,803.2	1,745.3
Other long-term liabilities	506.5	468.3
Total liabilities	2,309.7	2,213.6
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; zero shares issued and outstanding as of September 30, 2025, and December 31, 2024	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 354.9 shares and 356.6 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	0.4	0.4
Additional paid-in capital	10,478.8	9,681.3
Retained earnings	6,424.0	6,803.3
Accumulated other comprehensive income (loss)	26.5	(51.3)
Total Intuitive Surgical, Inc. stockholders’ equity	16,929.7	16,433.7
Noncontrolling interest in joint venture	112.4	95.9
Total stockholders’ equity	17,042.1	16,529.6
Total liabilities and stockholders’ equity	$19,351.8	$18,743.2
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions (except per share amounts)	2025	2024	2025	2024
Revenue:
Product	$2,109.2	$1,709.2	$6,048.4	$4,978.9
Service	395.9	328.9	1,150.1	959.7
Total revenue	2,505.1	2,038.1	7,198.5	5,938.6
Cost of revenue:
Product	699.4	555.4	2,056.3	1,649.2
Service	143.3	108.8	404.2	297.4
Total cost of revenue	842.7	664.2	2,460.5	1,946.6
Gross profit	1,662.4	1,373.9	4,738.0	3,992.0
Operating expenses:
Selling, general, and administrative	573.3	510.6	1,697.9	1,527.4
Research and development	329.4	286.0	958.9	850.6
Total operating expenses	902.7	796.6	2,656.8	2,378.0
Income from operations	759.7	577.3	2,081.2	1,614.0
Interest and other income, net	95.5	93.7	274.6	250.0
Income before taxes	855.2	671.0	2,355.8	1,864.0
Income tax expense	146.0	100.4	278.7	214.5
Net income	709.2	570.6	2,077.1	1,649.5
Less: net income attributable to noncontrolling interest in joint venture	4.8	5.5	15.9	12.6
Net income attributable to Intuitive Surgical, Inc.	$704.4	$565.1	$2,061.2	$1,636.9
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.98	$1.59	$5.77	$4.61
Diluted	$1.95	$1.56	$5.67	$4.53
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	356.6	355.8	357.5	354.8
Diluted	361.8	362.7	363.5	361.4

Other comprehensive income, net of tax:
Unrealized gains (losses) on hedge instruments	$12.5	$(15.5)	$(13.2)	$(5.1)
Unrealized gains on available-for-sale securities	5.2	59.5	41.7	60.8
Foreign currency translation gains (losses)	5.9	(6.9)	49.5	(30.4)
Employee benefit plan adjustments	0.1	(0.2)	0.4	(0.3)
Other comprehensive income	23.7	36.9	78.4	25.0
Total comprehensive income	732.9	607.5	2,155.5	1,674.5
Less: comprehensive income attributable to noncontrolling interest	5.0	6.0	16.5	12.5
Total comprehensive income attributable to Intuitive Surgical, Inc.	$727.9	$601.5	$2,139.0	$1,662.0
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
in millions	2025	2024
Operating activities:
Net income	$2,077.1	$1,649.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	446.3	323.7
Amortization of intangible assets	9.9	13.6
Gain on investments, accretion of discounts, and amortization of premiums on investments, net	(42.3)	(38.2)
Deferred income taxes	58.6	(104.5)
Share-based compensation expense	584.9	499.8
Amortization of contract acquisition assets	27.4	27.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(34.2)	(21.8)
Inventory	(810.4)	(650.9)
Prepaids and other assets	(248.9)	(79.6)
Accounts payable	97.0	21.2
Accrued compensation and employee benefits	(80.2)	(58.9)
Deferred revenue	47.6	(6.1)
Other liabilities	5.2	17.6
Net cash provided by operating activities	2,138.0	1,592.4
Investing activities:
Purchase of investments	(790.9)	(3,709.6)
Proceeds from sales of investments	249.1	100.2
Proceeds from maturities of investments	1,795.5	2,400.0
Purchase of property, plant, and equipment	(377.3)	(799.2)
Acquisition of businesses, net of cash, and intellectual property and other investing activities	(1.2)	—
Net cash provided by (used in) investing activities	875.2	(2,008.6)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	273.7	367.5
Taxes paid related to net share settlement of equity awards	(406.0)	(257.5)
Repurchase of common stock	(2,094.3)	—
Cash dividends paid by joint venture to noncontrolling interest	—	(8.0)
Payment of deferred purchase consideration	—	(0.5)
Net cash provided by (used in) financing activities	(2,226.6)	101.5
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.5	(9.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	787.1	(323.8)
Cash, cash equivalents, and restricted cash, beginning of period	2,062.4	2,770.1
Cash, cash equivalents, and restricted cash, end of period	$2,849.5	$2,446.3
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
Certain information and footnote disclosures typically included in the annual consolidated financial statements have been condensed or omitted. Accordingly, these Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on January 31, 2025. The results of operations for the first nine months of 2025 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
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
Risks and Uncertainties
The Company’s future results of operations and liquidity could be materially adversely affected by uncertainties surrounding macroeconomic and geopolitical factors in both the U.S. and globally. These uncertainties include any introduction or modification of tariffs or trade barriers, inflationary pressures, elevated interest rates, disruptions in commodity markets stemming from conflicts, such as those between Russia and Ukraine and conflicts in the Middle East, and supply chain challenges.
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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt ASU 2023-09 during the fourth quarter of 2025 for its annual report using a prospective transition method and does not expect this standard to have a material impact on its consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual period. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”), which refines the scope of derivative accounting and clarifies the guidance on share-based payments from a customer in revenue arrangements. ASU 2025-07 is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements and related disclosures.
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
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale debt securities’ amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit loss, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments (in millions):

	As of September 30, 2025
						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
Cash	$572.7	$—	$—	$—	$572.7	$572.7	$—	$—
Level 1:
Money market funds	1,861.2	—	—	—	1,861.2	1,861.2	—	—
U.S. treasuries	5,510.1	37.1	(3.0)	—	5,544.2	372.7	1,923.0	3,248.5
Subtotal	7,371.3	37.1	(3.0)	—	7,405.4	2,233.9	1,923.0	3,248.5
Level 2:
Corporate debt securities	89.2	—	(1.2)	(0.1)	87.9	—	73.3	14.6
U.S. government agencies	362.9	2.4	(0.2)	—	365.1	—	104.5	260.6
Municipal securities	1.4	—	—	—	1.4	—	1.4	—
Subtotal	453.5	2.4	(1.4)	(0.1)	454.4	—	179.2	275.2
Total assets measured at fair value	$8,397.5	$39.5	$(4.4)	$(0.1)	$8,432.5	$2,806.6	$2,102.2	$3,523.7

	As of December 31, 2024
						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
Cash	$479.4	$—	$—	$—	$479.4	$479.4	$—	$—
Level 1:
Money market funds	1,516.1	—	—	—	1,516.1	1,516.1	—	—
U.S. treasuries	6,011.5	13.2	(27.5)	—	5,997.2	31.9	1,637.4	4,327.9
Subtotal	7,527.6	13.2	(27.5)	—	7,513.3	1,548.0	1,637.4	4,327.9
Level 2:
Corporate debt securities	287.5	0.1	(3.7)	(0.1)	283.8	—	189.7	94.1
U.S. government agencies	552.2	1.5	(2.4)	—	551.3	—	154.2	397.1
Municipal securities	4.7	—	(0.1)	—	4.6	—	4.6	—
Subtotal	844.4	1.6	(6.2)	(0.1)	839.7	—	348.5	491.2
Total assets measured at fair value	$8,851.4	$14.8	$(33.7)	$(0.1)	$8,832.4	$2,027.4	$1,985.9	$4,819.1
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale debt securities, excluding money market funds (in millions):

	As of September 30, 2025
	Amortized Cost	Fair Value
Mature in less than one year	$2,472.4	$2,474.9
Mature in one to five years	3,491.2	3,523.7
Total	$5,963.6	$5,998.6
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains and losses recognized on the sale of investments were immaterial for the periods presented.
The following tables present the breakdown of the available-for-sale debt securities with unrealized losses (in millions):

	As of September 30, 2025
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$405.9	$(0.7)	$730.7	$(2.3)	$1,136.6	$(3.0)
Corporate debt securities	—	—	73.1	(1.2)	73.1	(1.2)
U.S. government agencies	—	—	29.0	(0.2)	29.0	(0.2)
Municipal securities	—	—	1.4	—	1.4	—
Total	$405.9	$(0.7)	$834.2	$(3.7)	$1,240.1	$(4.4)

	As of December 31, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$2,744.4	$(23.3)	$190.1	$(4.2)	$2,934.5	$(27.5)
Corporate debt securities	—	—	218.7	(3.7)	218.7	(3.7)
U.S. government agencies	178.1	(1.2)	106.7	(1.2)	284.8	(2.4)
Municipal securities	—	—	4.6	(0.1)	4.6	(0.1)
Total	$2,922.5	$(24.5)	$520.1	$(9.2)	$3,442.6	$(33.7)

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
The current unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of September 30, 2025, the Company does not intend to sell the investments in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell any of the investments before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company does not expect to realize any losses on these available-for-sale debt securities. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security.
For the three and nine months ended September 30, 2025, and 2024, credit losses related to available-for-sales debt securities were not material.
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
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2024 Carrying Value	Changes in Fair Value	Purchases / Sales / Other (1)	September 30, 2025 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments without readily determinable fair value (Level 2)	$84.6	$(6.7)	$30.6	$108.5	$—	$108.5

(1) Other includes foreign currency translation gains/(losses).
For the nine months ended September 30, 2025, the Company did not hold any equity investments with readily determinable fair values (Level 1).
For the nine months ended September 30, 2025, the Company recognized a net decrease in fair value of $6.7 million, primarily due to impairments, in interest and other income, net.
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

For these derivatives, the Company reports the unrealized after-tax gain or loss from the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies the amount into earnings in the same period in which the hedged transaction affects earnings. The amounts reclassified to revenue and expenses related to the hedged transactions and the ineffective portions of cash flow hedges were not material for the three and nine months ended September 30, 2025, and 2024.
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
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Recognized gains (losses) in interest and other income, net	$13.2	$(27.3)	$(22.1)	$2.8
Foreign exchange gains (losses) related to balance sheet re-measurement	$(14.3)	$31.5	$12.2	$(1.1)
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Notional amounts:
Forward contracts	$570.8	$382.2	$714.4	$693.5
Gross fair value recorded in:
Prepaids and other current assets	$5.4	$14.9	$3.3	$13.0
Other accrued liabilities	$8.1	$2.1	$9.0	$2.4
NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected Condensed Consolidated Balance Sheet line items (in millions):

	As of
Accounts receivable, net	September 30, 2025	December 31, 2024
Trade accounts receivable, net	$1,120.0	$1,117.2
Unbilled accounts receivable and other	164.6	138.7
Sales returns and allowances	(24.9)	(30.5)
Total accounts receivable, net	$1,259.7	$1,225.4

	As of
Inventory	September 30, 2025	December 31, 2024
Raw materials	$531.2	$563.9
Work-in-process	225.2	205.7
Finished goods	1,025.5	717.6
Total inventory	$1,781.9	$1,487.2

	As of
Prepaids and other current assets	September 30, 2025	December 31, 2024
Net investment in sales-type leases – short-term	$124.2	$131.4
Prepaid taxes	168.0	4.9
Other prepaids and other current assets	282.7	248.8
Total prepaids and other current assets	$574.9	$385.1

	As of
Other accrued liabilities – short-term	September 30, 2025	December 31, 2024
Income and other taxes payable	$128.1	$154.4
Accrued construction-related capital expenditures	71.7	57.2
Other accrued liabilities	365.6	335.9
Total other accrued liabilities – short-term	$565.4	$547.5

	As of
Other long-term liabilities	September 30, 2025	December 31, 2024
Income taxes – long-term	$231.2	$239.0
Deferred revenue – long-term	79.4	54.1
Other long-term liabilities	195.9	175.2
Total other long-term liabilities	$506.5	$468.3
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Nine Months Ended September 30,
	2025	2024
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$580.1	$423.8
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$79.9	$194.9
Restricted Cash
Amounts included in restricted cash primarily relate to the Company’s insurance programs and certain employee-related benefits. The following table provides details of total cash, cash equivalents, and restricted cash as of the periods presented (in millions):

	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$2,806.6	$2,027.4
Restricted cash within other current assets	27.9	20.0
Restricted cash within other assets	15.0	15.0
Total cash, cash equivalents, and restricted cash	$2,849.5	$2,062.4

NOTE 5.    REVENUE
Revenue from external customers is attributed to individual countries based on customer location. The following table presents revenue disaggregated by geography and type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S.	2025	2024	2025	2024
Instruments and accessories	$1,062.0	$904.8	$3,043.1	$2,618.6
Systems	397.5	265.4	1,087.4	702.2
Service	258.1	209.2	754.7	616.3
Total U.S. revenue	$1,717.6	$1,379.4	$4,885.2	$3,937.1

Outside of the U.S. (“OUS”)
Instruments and accessories	$456.8	$359.4	$1,317.5	$1,048.9
Systems	192.9	179.6	600.4	609.2
Service	137.8	119.7	395.4	343.4
Total OUS revenue	$787.5	$658.7	$2,313.3	$2,001.5

Total
Instruments and accessories	$1,518.8	$1,264.2	$4,360.6	$3,667.5
Systems	590.4	445.0	1,687.8	1,311.4
Service	395.9	328.9	1,150.1	959.7
Total revenue	$2,505.1	$2,038.1	$7,198.5	$5,938.6
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company’s system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $2.88 billion as of September 30, 2025. The remaining performance obligations are expected to be satisfied over the term of the system sale, lease, and service arrangements. Approximately 44% of the remaining performance obligations are expected to be recognized in the next 12 months with the remainder recognized thereafter over the term of the system sale, lease, and service arrangements, which are generally up to 5 years.
Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	September 30, 2025	December 31, 2024
Contract assets	$18.2	$13.9
Deferred revenue	$570.5	$522.9
Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the arrangements. The Company did not have significant impairment losses on its contract assets for any of the periods presented.
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
During the three and nine months ended September 30, 2025, the Company recognized $91 million and $415 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2024. During the three and nine months ended September 30, 2024, the Company recognized $81 million and $388 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2023.
Intuitive System Leasing
The following table presents product revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales-type lease revenue	$30.9	$30.2	$72.5	$88.6
Operating lease revenue*	$223.0	$167.8	$632.0	$472.7

*Variable lease revenue within operating lease revenue	$138.3	$87.0	$380.0	$237.1
Trade Accounts Receivable
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three and nine months ended September 30, 2025, and 2024, bad debt expense was not material.
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

	As of
	September 30, 2025	December 31, 2024
Gross lease receivables	$345.2	$393.4
Unearned income	(14.8)	(13.9)
Subtotal	330.4	379.5
Allowance for credit loss	(2.6)	(2.6)
Net investment in sales-type leases	$327.8	$376.9
Reported as:
Prepaids and other current assets	$124.2	$131.4
Intangible and other assets, net	203.6	245.5
Net investment in sales-type leases	$327.8	$376.9
Contractual maturities of gross lease receivables as of September 30, 2025, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2025	$24.1
2026	127.9
2027	89.9
2028	56.7
2029	36.0
2030 and thereafter	10.6
Total	$345.2

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
The Company manages the credit risk of the net investment in sales-type leases using a number of factors relating to its customers, including, but not limited to, the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table summarizes the amortized cost basis by year of origination and by credit quality for the net investment in sales-type leases as of September 30, 2025 (in millions):

	2025	2024	2023	2022	2021	Prior	Net Investment
Credit Rating:
High	$41.0	$55.9	$25.2	$32.6	$17.6	$2.9	$175.2
Moderate	18.7	70.4	14.2	25.1	14.6	3.7	146.7
Low	—	5.5	0.5	1.5	0.8	0.2	8.5
Total	$59.7	$131.8	$39.9	$59.2	$33.0	$6.8	$330.4
For the three and nine months ended September 30, 2025, and 2024, credit losses related to the net investment in sales-type leases were not material.
NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions
There were no material acquisitions in the nine months ended September 30, 2025, and 2024.
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
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance as of December 31, 2024	$347.5
Acquisition activity	—
Translation and other	0.6
Balance as of September 30, 2025	$348.1

Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible assets balances (in millions):

	As of September 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$204.5	$(192.1)	$12.4	$203.3	$(185.4)	$17.9
Customer relationships	28.5	(26.4)	2.1	27.3	(22.3)	5.0
Distribution rights and others	—	—	—	1.2	(1.1)	0.1
Total intangible assets	$233.0	$(218.5)	$14.5	$231.8	$(208.8)	$23.0
Amortization expense related to intangible assets was $3.3 million and $3.5 million for the three months ended September 30, 2025, and 2024, respectively. Amortization expense related to intangible assets was $9.9 million and $13.6 million for the nine months ended September 30, 2025, and 2024, respectively.
The estimated future amortization expense related to intangible assets as of September 30, 2025, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2025	$3.2
2026	5.9
2027	3.0
2028	1.4
2029	0.6
2030 and thereafter	0.4
Total	$14.5
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
Patent Litigation
On October 19, 2022, a jury rendered a verdict against the Company awarding $10 million in damages to Rex Medical, L.P. in a patent infringement lawsuit. On September 20, 2023, the court granted the Company’s post-trial motion and reduced the damages to Rex Medical L.P. to nominal damages of $1. On October 18, 2023, Rex Medical filed a notice of appeal to the United States Court of Appeals for the Federal Circuit and, on October 31, 2023, Intuitive filed its notice of cross appeal. On October 2, 2025, the Court of Appeals affirmed the district court’s judgment on all appealed issues. Based on currently available information, the Company does not believe that any losses arising from this matter would be material.
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
On March 31, 2024, the Court granted-in-part and denied-in-part both Intuitive’s and plaintiff’s motions for summary judgment. Trial in this matter commenced on January 6, 2025. On January 28, 2025, after the close of both plaintiff’s and Intuitive’s cases in chief, the Court found in Intuitive’s favor on all of SIS’s antitrust claims and stayed Intuitive’s counterclaims. On February 27, 2025, SIS filed a Notice of Appeal to the Ninth Circuit Court of Appeals. SIS filed its brief on July 23, 2025. Intuitive’s brief is due October 29, 2025. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
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
NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	358.4	$0.4	$10,236.8	$7,605.5	$3.0	$17,845.7	$107.4	$17,953.1
Issuance of common stock through employee stock plans	0.5	—	90.0	—	—	90.0	—	90.0
Shares withheld related to net share settlement of equity awards	—	—	(0.5)	(19.2)	—	(19.7)	—	(19.7)
Share-based compensation expense related to employee stock plans	—	—	205.4	—	—	205.4	—	205.4
Repurchase and retirement of common stock	(4.0)	—	(52.9)	(1,866.7)	—	(1,919.6)	—	(1,919.6)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	704.4	—	704.4	—	704.4
Other comprehensive income	—	—	—	—	23.5	23.5	0.2	23.7
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	4.8	4.8
Ending balance	354.9	$0.4	$10,478.8	$6,424.0	$26.5	$16,929.7	$112.4	$17,042.1

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	355.3	$0.4	$9,149.7	$5,581.7	$(23.5)	$14,708.3	$88.2	$14,796.5
Issuance of common stock through employee stock plans	1.0	—	115.6	—	—	115.6	—	115.6
Shares withheld related to net share settlement of equity awards	(0.1)	—	(0.4)	(17.0)	—	(17.4)	—	(17.4)
Share-based compensation expense related to employee stock plans	—	—	175.3	—	—	175.3	—	175.3
Net income attributable to Intuitive Surgical, Inc.	—	—	—	565.1	—	565.1	—	565.1
Other comprehensive income	—	—	—	—	36.4	36.4	0.5	36.9
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	5.5	5.5
Ending balance	356.2	$0.4	$9,440.2	$6,129.8	$12.9	$15,583.3	$94.2	$15,677.5

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	356.6	$0.4	$9,681.3	$6,803.3	$(51.3)	$16,433.7	$95.9	$16,529.6
Issuance of common stock through employee stock plans	3.4	—	273.7	—	—	273.7	—	273.7
Shares withheld related to net share settlement of equity awards	(0.7)	—	(8.7)	(397.3)	—	(406.0)	—	(406.0)
Share-based compensation expense related to employee stock plans	—	—	589.9	—	—	589.9	—	589.9
Repurchase and retirement of common stock	(4.4)	—	(57.4)	(2,043.2)	—	(2,100.6)	—	(2,100.6)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	2,061.2	—	2,061.2	—	2,061.2
Other comprehensive income	—	—	—	—	77.8	77.8	0.6	78.4
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	15.9	15.9
Ending balance	354.9	$0.4	$10,478.8	$6,424.0	$26.5	$16,929.7	$112.4	$17,042.1

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	352.3	$0.4	$8,576.4	$4,743.0	$(12.2)	$13,307.6	$89.7	$13,397.3
Issuance of common stock through employee stock plans	4.6	—	367.5	—	—	367.5	—	367.5
Shares withheld related to net share settlement of equity awards	(0.7)	—	(7.4)	(250.1)	—	(257.5)	—	(257.5)
Share-based compensation expense related to employee stock plans	—	—	503.7	—	—	503.7	—	503.7
Net income attributable to Intuitive Surgical, Inc.	—	—	—	1,636.9	—	1,636.9	—	1,636.9
Other comprehensive income (loss)	—	—	—	—	25.1	25.1	(0.1)	25.0
Cash dividends declared and paid by joint venture	—	—	—	—	—	—	(8.0)	(8.0)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	12.6	12.6
Ending balance	356.2	$0.4	$9,440.2	$6,129.8	$12.9	$15,583.3	$94.2	$15,677.5
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $13.0 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in May 2025, when the Board increased the authorized amount available under the Repurchase Program to $4.0 billion, including amounts remaining under previous authorization. As of September 30, 2025, the remaining amount of share repurchases authorized by the Board under the Repurchase Program was approximately $1.9 billion.
The following table summarizes stock repurchase activities (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares repurchased	4.0	—	4.4	—
Average price per share	$479.60	$—	$482.66	$—
Value of shares repurchased	$1,919.6	$—	$2,100.6	$—

Accumulated Other Comprehensive Income (Loss), Net of Tax, Attributable to Intuitive Surgical, Inc.
The components of accumulated other comprehensive income (loss), net of tax, attributable to Intuitive Surgical, Inc. are as follows (in millions):

	Three Months Ended September 30, 2025
	Losses on Hedge Instruments	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Gains	Employee Benefit Plans	Total
Beginning balance	$(14.7)	$21.9	$10.1	$(14.3)	$3.0
Other comprehensive income before reclassifications	17.5	5.2	5.7	—	28.4
Amounts reclassified from accumulated other comprehensive income (loss)	(5.0)	—	—	0.1	(4.9)
Net current-period other comprehensive income	12.5	5.2	5.7	0.1	23.5
Ending balance	$(2.2)	$27.1	$15.8	$(14.2)	$26.5

	Three Months Ended September 30, 2024
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Losses	Employee Benefit Plans	Total
Beginning balance	$7.9	$(28.4)	$(3.5)	$0.5	$(23.5)
Other comprehensive income (loss) before reclassifications	(15.7)	59.5	(7.4)	—	36.4
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	—	—	(0.2)	—
Net current-period other comprehensive income (loss)	(15.5)	59.5	(7.4)	(0.2)	36.4
Ending balance	$(7.6)	$31.1	$(10.9)	$0.3	$12.9

	Nine Months Ended September 30, 2025
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$11.0	$(14.6)	$(33.1)	$(14.6)	$(51.3)
Other comprehensive income (loss) before reclassifications	(10.3)	41.4	48.9	—	80.0
Amounts reclassified from accumulated other comprehensive income (loss)	(2.9)	0.3	—	0.4	(2.2)
Net current-period other comprehensive income (loss)	(13.2)	41.7	48.9	0.4	77.8
Ending balance	$(2.2)	$27.1	$15.8	$(14.2)	$26.5

	Nine Months Ended September 30, 2024
	Losses on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.5)	$(29.7)	$19.4	$0.6	$(12.2)
Other comprehensive income (loss) before reclassifications	(10.5)	60.6	(30.3)	—	19.8
Amounts reclassified from accumulated other comprehensive income (loss)	5.4	0.2	—	(0.3)	5.3
Net current-period other comprehensive income (loss)	(5.1)	60.8	(30.3)	(0.3)	25.1
Ending balance	$(7.6)	$31.1	$(10.9)	$0.3	$12.9
The tax impacts for amounts recognized in other comprehensive income before reclassifications and reclassified from accumulated other comprehensive income (loss) relating to hedge instruments, available-for-sale securities, foreign currency translation gains (losses), and employee benefit plans for the three and nine months ended September 30, 2025, and 2024, were not material to the Company’s Financial Statements.
NOTE 10.    SHARE-BASED COMPENSATION
In May 2025, the Company’s shareholders approved an amended and restated 2010 Incentive Award Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 115,350,000 to 120,350,000. As of September 30, 2025, approximately 22.1 million shares were reserved for future issuance under the Company’s stock plans, and a maximum of approximately 9.6 million of these shares can be awarded as restricted stock units (“RSUs”).
Restricted Stock Units
RSU activity under all stock plans for the nine months ended September 30, 2025, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested balance as of December 31, 2024	5.2	$314.39
RSUs granted	1.7	$572.93
RSUs vested	(1.9)	$295.37
RSUs forfeited	(0.2)	$365.78
Unvested balance as of September 30, 2025	4.8	$409.25
Stock Options
Stock option activity under all stock plans for the nine months ended September 30, 2025, was as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted-Average Exercise Price Per Share
Balance as of December 31, 2024	7.1	$192.90
Options granted	—	$—
Options exercised	(1.1)	$134.37
Options forfeited or expired	(0.1)	$244.44
Balance as of September 30, 2025	5.9	$203.23
As of September 30, 2025, options to purchase an aggregate of 5.4 million shares of common stock were exercisable at a weighted-average price of $197.30 per share.
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
For the nine months ended September 30, 2025, the Company had four types of PSU awards: the 2022 PSU awards, the 2023 PSU awards, the 2024 PSU awards, and the 2025 PSU awards. The 2022 PSU grant metrics were focused on relative total shareholder return (“TSR”), year-over-year da Vinci procedure growth for 2023, and two-year compound annual da Vinci procedure growth for 2024. The 2022 PSU awards vested in the first quarter of 2025. The 2023 PSU grant metrics are focused on relative TSR, da Vinci and Ion procedure growth in 2024 compared to 2022, and da Vinci and Ion procedure growth in 2025 compared to 2022. The 2024 PSU grant metrics are focused on relative TSR, da Vinci and Ion procedure growth in 2025 compared to 2023, and da Vinci and Ion procedure growth in 2026 compared to 2023. The 2025 PSU grant metrics are focused on relative adjusted operating margin as compared to selected peers, da Vinci and Ion procedure growth in 2026 compared to 2024, and da Vinci and Ion procedure growth in 2027 compared to 2024.
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
PSU activity for the nine months ended September 30, 2025, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2024	0.3	$306.94
Granted	0.1	$575.73
Vested	(0.1)	$294.89
Performance change	—	$268.39
Forfeited	—	$366.96
Unvested balance as of September 30, 2025	0.3	$374.67
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (the “ESPP”), employees purchased approximately 0.4 million shares for $129.6 million and approximately 0.6 million shares for $114.9 million during the nine months ended September 30, 2025, and 2024, respectively.

Share-Based Compensation Expense
The following table summarizes share-based compensation expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue – product (before capitalization)	$33.0	$27.5	$97.0	$75.7
Amounts capitalized into inventory	(31.1)	(25.6)	(90.9)	(70.7)
Amounts recognized in income for amounts previously capitalized in inventory	29.6	23.0	85.9	66.2
Cost of revenue – product	$31.5	$24.9	$92.0	$71.2
Cost of revenue – service	8.8	7.9	25.6	22.5
Total cost of revenue	40.3	32.8	117.6	93.7
Selling, general, and administrative	88.1	77.6	256.7	225.4
Research and development	77.6	65.4	221.3	188.7
Share-based compensation expense before income taxes	206.0	175.8	595.6	507.8
Income tax benefit	42.5	36.9	118.8	105.4
Share-based compensation expense after income taxes	$163.5	$138.9	$476.8	$402.4
The fair value of each right to acquire stock granted under the ESPP was estimated using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ESPP
Risk-free interest rate	3.8%	4.6%	4.0%	4.6%
Expected term (in years)	1.2	1.2	1.2	1.2
Expected volatility	32%	29%	31%	29%
Fair value at grant date	$142.19	$131.01	$154.69	$130.00
NOTE 11.    INCOME TAXES
Income tax expense for the three months ended September 30, 2025, was $146.0 million, or 17.1% of income before taxes, compared to $100.4 million, or 15.0% of income before taxes, for the three months ended September 30, 2024. Income tax expense for the nine months ended September 30, 2025, was $278.7 million, or 11.8% of income before taxes, compared to $214.5 million, or 11.5% of income before taxes, for the nine months ended September 30, 2024.
The effective tax rate for the three months ended September 30, 2025, differed from the U.S. federal statutory rate of 21% primarily due to the excess tax benefits associated with employee equity plans and benefits from the release of unrecognized tax benefits, partially offset by state income taxes (net of the federal benefit). The effective tax rate for the three months ended September 30, 2024, differed from the U.S. federal statutory rate of 21% primarily due to the excess tax benefits associated with employee equity plans and the federal research and development credit benefit, partially offset by U.S. tax on foreign earnings.
The effective tax rates for the nine months ended September 30, 2025, and 2024, differed from the U.S. federal statutory rate of 21% primarily due to the excess tax benefits associated with employee equity plans and the federal research and development credit benefit, partially offset by state income taxes (net of the federal benefit) and U.S. tax on foreign earnings.
The Company’s provision for income taxes for the three months ended September 30, 2025, and 2024, included excess tax benefits associated with employee equity plans of $24.2 million and $42.2 million, respectively, which reduced the Company’s effective tax rate by 2.8 and 6.3 percentage points, respectively. The provision for income taxes for the nine months ended September 30, 2025, and 2024, included excess tax benefits associated with employee equity plans of $202.5 million and $189.0 million, respectively, which reduced the Company’s effective tax rate by 8.6 and 10.1 percentage points, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The changes introduced by the OBBB Act are not expected to have a material impact on the Company’s annual effective tax rate for 2025.

The Company files federal, state, and foreign income tax returns in many jurisdictions in the U.S. and OUS. Years before 2020 are considered closed for significant jurisdictions. Certain of the Company’s unrecognized tax benefits could change due to activities of various tax authorities, including evolving interpretations of existing tax laws in the jurisdictions in which the Company operates, potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they change. It is reasonably possible that the Company’s existing unrecognized tax benefits may decrease by up to $32 million as a result of expirations of the statute of limitations and audit conclusions in various jurisdictions within the next 12 months.
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
NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$704.4	$565.1	$2,061.2	$1,636.9
Denominator:
Weighted-average shares outstanding used in basic calculation	356.6	355.8	357.5	354.8
Add: dilutive effect of potential common shares	5.2	6.9	6.0	6.6
Weighted-average shares outstanding used in diluted calculation	361.8	362.7	363.5	361.4
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.98	$1.59	$5.77	$4.61
Diluted	$1.95	$1.56	$5.67	$4.53
Share-based compensation awards of approximately 1.8 million and 0.0 million shares for the three months ended September 30, 2025, and 2024, respectively, and approximately 1.3 million and 0.3 million shares for the nine months ended September 30, 2025, and 2024, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.
NOTE 13.     SEGMENT INFORMATION
Intuitive is committed to advancing minimally invasive care through a comprehensive ecosystem of products and services. This connected ecosystem includes systems, instruments and accessories, learning, and services connected by a digital portfolio that enables actionable digital insights across the care continuum. The systems, as well as the instruments and accessories, are primarily developed and manufactured by Intuitive. For the three months ended September 30, 2025, and 2024, U.S. revenue accounted for 69% and 68%, respectively, of total revenue, while OUS revenue accounted for 31% and 32%, respectively, of total revenue. For the nine months ended September 30, 2025, and 2024, U.S. revenue accounted for 68% and 66%, respectively, of total revenue, while OUS revenue accounted for 32% and 34%, respectively, of total revenue. The Company manages the business activities on a consolidated basis and operates in one reportable segment.
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
The Company’s long-lived assets consist primarily of property, plant, and equipment, net. As of September 30, 2025, and December 31, 2024, 81% and 83%, respectively, of long-lived assets were in the U.S. As of September 30, 2025, and December 31, 2024, no individual country other than the U.S. accounted for 10% or more of these assets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition as of September 30, 2025, and results of operations for the three and nine months ended September 30, 2025, and 2024, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Statements using words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to future results of operations, future financial condition, our financing plans and future capital requirements, our potential tax assets or liabilities, and statements based on current expectations, estimates, forecasts, projections, and assumptions about the economies and geographic markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: the overall macroeconomic environment, which may impact customer spending and our costs, including tariffs, the levels of inflation, and interest rates; the conflict between Ukraine and Russia; conflicts in the Middle East; disruption to our supply chain, including difficulties in obtaining a sufficient supply of materials; curtailed or delayed capital spending by hospitals; the impact of global and regional economic and credit market conditions on healthcare spending; delays in obtaining new product approvals, clearances, or certifications from the Food and Drug Administration (“FDA”), comparable regulatory authorities, or notified bodies; the risk of our inability to comply with complex FDA and other regulations, which may result in significant enforcement actions; regulatory approvals, clearances, certifications, and restrictions or any dispute that may occur with any regulatory body; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and customer acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions; intellectual property positions and litigation; risks associated with our operations and any expansion outside of the U.S.; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole- and single-sourced suppliers; the results of legal proceedings to which we are or may become a party; adverse publicity regarding us and the safety of our products and adequacy of training; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements (including changes to tariffs imposed by the U.S. on imports from various countries, including Mexico, where we currently manufacture a significant majority of our instruments and accessories, Germany, where we currently manufacture a majority of our endoscopes, and China, where we currently import certain materials); and other risks and uncertainties, including those listed under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated by our other filings with the Securities and Exchange Commission (“SEC”). Our actual results may differ materially and adversely from those expressed in any forward-looking statement, and we undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
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
To ensure continued alignment with the patients and healthcare communities we serve, we have adopted the Quintuple Aim as our “north star.” Starting foremost with a focus on patients, we seek to demonstrate that our products can deliver better outcomes that are validated by rigorous peer-reviewed evidence. Second, we aim to work with clinicians and care teams to create better patient experiences that enable patients to more quickly get back to what matters most in their lives, with fewer complications, less pain and discomfort, and greater predictability. Third, we aim to enable the care teams who use our platforms and technology-enabled ecosystem to have better experiences that augment their skills while reducing fatigue and increasing efficiency and reliability. Fourth, we aim to help lower the total cost of care per patient episode when compared with existing treatment alternatives, providing a return on investment for hospitals and healthcare systems and value for payers. Lastly, we aim to expand access to high-quality minimally invasive care by partnering with hospitals, healthcare systems, and patient advocacy groups to address barriers to care.
While surgery and acute interventions have improved significantly in the past few decades, there remains a significant need to improve across all aspects of the Quintuple Aim. Stakeholders continue to expect better clinical outcomes and decreased variability of outcomes across clinicians and care teams. Globally, some healthcare systems continue to be stressed and lacking in critical resources, including the professionals who staff care teams. At the same time, healthcare providers, payers, and governments strain to cover the healthcare needs of their aging populations and demand lower total cost per patient to treat disease. In the face of these challenges, we continue to believe that we are well-positioned to synthesize scientific and technological advances in biology, computing, imaging, algorithms, and robotics to deliver meaningful and measurable value to all of our stakeholders.
Globally, open surgery remains a prevalent form of surgery and is used in almost every area of the body. However, the large incisions required for open surgery create trauma to patients, typically resulting in longer hospitalization and recovery times, increased hospitalization costs, and additional pain and suffering relative to minimally invasive surgery (“MIS”), where MIS is available. For over four decades, MIS has reduced trauma to patients by allowing selected surgeries to be performed through small ports rather than large incisions. MIS has been widely adopted for certain surgical procedures.
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
We have commercialized the following da Vinci surgical systems: the da Vinci standard surgical system in 1999, the da Vinci S surgical system in 2006, the da Vinci Si surgical system in 2009, the fourth-generation da Vinci Xi surgical system in 2014, and the fifth-generation da Vinci 5 surgical system in 2024. We extended our fourth-generation platform by adding the da Vinci X surgical system, commercialized in 2017 and targeted at more cost-sensitive markets.
In March 2024, we obtained FDA clearance for our da Vinci 5 surgical system, our next-generation multi-port robotic system, for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications. In October 2024, we obtained regulatory clearance in South Korea for the da Vinci 5 surgical system for use in urologic, general, gynecologic, thoracoscopic, thoracoscopically-assisted cardiotomy, and transoral otolaryngology surgical procedures. In June 2025, we obtained regulatory clearance in Japan for the da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac indications. In July 2025, we obtained European certification in accordance with the EU MDR for the da Vinci 5 surgical system for adult and pediatric use in minimally invasive endoscopic procedures across abdominopelvic and thoracoscopic surgical procedures, including urologic, gynecologic, and general laparoscopic procedures, excluding the use of force feedback. We intend to seek European certification for the use of force feedback in the future. In our markets outside of the U.S. (“OUS”), we are in the midst of a phased launch of our da Vinci 5 surgical system, which we expect to extend over several quarters, giving us time to mature our supply and manufacturing processes for the new system. As of September 30, 2025, we have an installed base of 929 da Vinci 5 surgical systems.
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
We are in the early stages of launching our da Vinci SP surgical system and have an installed base of 343 da Vinci SP surgical systems as of September 30, 2025. We have received FDA clearance for the da Vinci SP surgical system for urologic, colorectal, general thoracoscopic, and certain transoral procedures. Additionally, the da Vinci SP surgical system has received regulatory clearance in South Korea for a broad set of procedures. The da Vinci SP surgical system has also received regulatory clearance in Japan for the same set of procedures that are currently allowed with the da Vinci Xi surgical system in Japan. In January 2024, the da Vinci SP surgical system received European certification in accordance with Regulation (EU) 2017/745 of the European Parliament and of the Council of 5 April 2017 on medical devices (the “EU MDR”) for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, and breast surgical procedures, and we are commercializing the da Vinci SP surgical system in select major European countries as part of a measured rollout. In August 2024, we obtained regulatory clearance in Taiwan for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, transanal total mesorectal excision, and breast surgical procedures. We plan to seek FDA clearances for additional indications for the da Vinci SP surgical system and expand the system’s regulatory approvals (including for additional indications) in other OUS markets over time. The success of the da Vinci SP surgical system is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances.
We offer approximately 70 different multi-port da Vinci instruments to provide surgeons with flexibility in choosing the types of tools needed to perform a particular surgery. These multi-port instruments are generally robotically controlled and provide end effectors (tips) that are similar to those used in either open or laparoscopic surgery. We offer advanced instrumentation for the da Vinci 5, da Vinci X, and da Vinci Xi surgical systems, including da Vinci energy and da Vinci stapler products, to provide surgeons with sophisticated, computer-aided tools to precisely and efficiently interact with tissue. The da Vinci 5, da Vinci X, and da Vinci Xi surgical systems generally share the same instruments, whereas the da Vinci Si surgical system uses instruments that are not compatible with the da Vinci 5, da Vinci X, and da Vinci Xi systems. Additionally, we have introduced a unique set of force feedback instruments that are only compatible with our da Vinci 5 surgical system. We also currently offer 16 core instruments on our da Vinci SP surgical system. We plan to expand our da Vinci SP instrument offering over time.
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

Trade and Tariffs Update
Beginning in 2025, the U.S. imposed new tariffs on imports from various countries including Mexico, Germany, and China, among others. We currently manufacture a significant majority of our instruments and accessories in Mexicali, Mexico, most of which qualify as originating under the United States-Mexico-Canada Agreement (“USMCA”) and, therefore, have not been subject to recently imposed tariffs. We also import certain raw materials and finished goods from outside of the U.S. that are subject to tariffs, including our endoscopes, a majority of which are manufactured in Germany. In addition, our operations involve importing certain raw materials from China, importing sub-assemblies to support our local da Vinci Xi surgical system manufacturing in China, and selling U.S.-manufactured da Vinci Xi surgical systems into China. These imports into the U.S. and China are subject to tariffs, which we expect to have an adverse impact on the product cost of our da Vinci Xi surgical system in China.
Some of our suppliers have also incurred incremental tariffs and have passed or may pass on those additional costs to us. These pass-through tariffs and other specific tariff actions against steel and aluminum, critical minerals, semiconductors, and other products have not had a material direct impact on our operations to date, but the long-term effect of these and other existing and future tariff actions is difficult to predict.
U.S. tariffs have also given rise to trade measures by other countries, including additional restrictions on certain exports. These trade measures could impact the reliability and efficiency of our supply chain if they are imposed on materials important to our production operations. In particular, restrictions on the export of rare earth elements, including magnets, and critical minerals from China could potentially restrict access to components used in many of our products and could have a material adverse effect on our business, financial condition, or results of operations.
During the three and nine months ended September 30, 2025, tariffs and other trade measures have increased our cost of revenues by approximately $22 million and $37 million, respectively. Based on the announced and implemented global tariffs as of the date of this report, and assuming such tariffs remain in place, we expect increases to our cost of revenues driven by tariffs and other trade measures to continue to increase into the fourth quarter of 2025. Future changes to tariff rates and the imposition of new tariffs by the U.S. and/or other countries could result in a material impact to our results of operations. The ultimate impact of changes to tariffs and trade barriers will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade barriers that are implemented, all of which could have a material adverse effect on our business, financial condition, or results of operations.
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
During the third quarter of 2025, we continued to experience isolated stresses to supply, particularly for specific component materials impacted by evolving trade requirements and at certain subcontract suppliers that were operationally challenged to meet our production requirements. These isolated instances did not have a material impact on our business during the third quarter of 2025. As a result of the escalation in tariffs, new country-specific trade requirements, and other trade measures between major economies, we may experience tariff-related inflation in raw materials costs as well as supply shortages as companies seek alternative sources of supply of critical materials and navigate adjustments in logistics and transportation routes.
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
The da Vinci surgical system generally sells for between $0.7 million and $3.1 million (generally inclusive of one year of service), depending on the model, configuration, and geography, and represents a significant capital equipment investment for our customers when purchased. Our instruments and accessories have limited lives and will either expire or wear out as they are used in surgery, at which point they need to be replaced. We generally earn between $1,000 and $3,600 of instruments and accessories revenue per surgical procedure performed, depending on the type and complexity of the specific procedures performed and the number and type of instruments used. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $100,000 and $225,000, depending on the configuration of the underlying system and the composition of the services offered under the contract. Our system sale arrangements generally include a five-year period of service, with the first year of service generally included in the selling price of the system. These service contracts have generally been renewed at the end of the initial contractual service periods.
We generate revenue from our Ion endoluminal system in a business model consistent with the da Vinci surgical system model described above. We generate up-front revenue from the placement of Ion systems through sales or sales-type lease arrangements and recurring revenue over time through fixed-payment or usage-based operating lease arrangements. We also earn recurring revenue from the sales of instruments, accessories, and services. The Ion endoluminal system generally sells for between $500,000 and $815,000 (generally inclusive of one year of service). Our instruments and accessories have limited lives and will either expire or wear out as they are used in procedures, at which point they need to be replaced. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $55,000 and $80,000.
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
We use the number of procedures, type of procedures, installed base, number of placements, and utilization of systems as metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Management believes that these metrics provide meaningful supplemental information regarding our performance and certain of these metrics are indicators of the rate of adoption of our robotic-assisted medical procedures, as well as an indicator of future recurring revenue (including revenue from usage-based operating lease arrangements). These metrics facilitate management’s internal comparisons of historical performance, and management believes that both management and investors benefit from referring to them in assessing the Company’s performance and when planning, forecasting, and analyzing future periods. Management believes that these metrics are useful to investors, because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and (2) they are used by institutional investors and the analyst community to help them analyze the performance of our business. The vast majority of our installed systems are connected via the internet. System logs can also be accessed by field engineers for systems that are not connected to the internet. We utilize certain methods that rely on information collected from the installed systems, as well as other information from agreements and discussions with our customers for determining these metrics that involve estimates and judgments, which are, by their nature, subject to substantial uncertainties and assumptions. Estimates and judgments for determining these metrics may be impacted over time by various factors, including system internet connectivity, hospital and distributor reporting behavior, inherent complexities in new agreements, changes in treatment modalities, and hospital and distributor reporting behavior. Such estimates and judgments are also susceptible to algorithmic or other technical errors. The relationship between these metrics and our revenues may fluctuate from period to period, and growth rates for each metric may not correspond to an increase in revenue. These operational metrics supplement our financial results prepared and presented in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be considered alongside, not as a replacement for, revenue and other financial measures.
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
Distribution Channels
We sell our products and services through direct sales organizations in the U.S., Europe (excluding Italy, Spain, Portugal, Greece, and Eastern European countries), China (through our majority-owned joint ventures, Intuitive Surgical-Fosun Medical Technology (Shanghai) Co., Ltd. and Intuitive Surgical-Fosun (HongKong) Co., Ltd. (collectively, the “Joint Venture”), with Fosun Pharma), Japan, South Korea, India, Taiwan, and Canada. In the U.S. (for some government customers), China, and Japan, we also utilize certain distributors in addition to our direct sales organizations. In the remainder of our OUS markets, we provide our products for sale through distributors.
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

Clearances, Approvals, and Certifications
We have generally obtained the regulatory clearances, approvals, and certifications required to market our products for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. We have obtained regulatory clearances, approvals, and certifications for the following products over the past several years:
Da Vinci Surgical System
Multi-port
•In July 2025, we obtained European certification in accordance with the EU MDR for our da Vinci 5 surgical system, our next-generation multi-port robotic system, for adult and pediatric use in minimally invasive endoscopic procedures across abdominopelvic and thoracoscopic surgical procedures, including urologic, gynecologic, and general laparoscopic procedures, excluding the use of force feedback. We intend to seek European certification for the use of force feedback in the future. In June 2025, we obtained regulatory clearance in Japan for the da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac indications. In October 2024, we obtained regulatory clearance in South Korea for the da Vinci 5 surgical system for use in urologic, general, gynecologic, thoracoscopic, thoracoscopically-assisted cardiotomy, and transoral otolaryngology surgical procedures. In March 2024, we obtained FDA clearance for our da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications as well as one contraindication related to the use of force feedback in hysterectomy and myomectomy surgical procedures. In our OUS markets, we are early in the launch of our da Vinci 5 surgical system.
•In September 2025, we obtained regulatory clearance in Japan for our Vessel Sealer Curved for use with our da Vinci 5, da Vinci X, and da Vinci Xi surgical systems for grasping and blunt dissection of tissue, as well as bipolar coagulation and mechanical transection of blood vessels (veins and arteries) up to 7mm in diameter, lymphatic vessels, and tissue bundles that fit within the instrument’s jaws. In June 2025, we obtained FDA clearance for the same instrument.
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
Single-port
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
Ion Endoluminal System
•In October 2025, we obtained FDA clearance for software advancements for the Ion endoluminal system. This software release introduces artificial intelligence across Ion’s entire navigational workflow, while also integrating new advanced imaging capabilities to support accurate and efficient lung biopsies.
•In February 2025, we obtained European certification in accordance with the EU MDR to extend the number of uses of our catheter instrument used with our Ion endoluminal system from five to eight uses. In April 2024, we obtained FDA clearance to extend the number of uses of our catheter instrument from five to eight uses.
•In March 2024, we received NMPA regulatory clearance for our Ion endoluminal system in China. We placed our first Ion systems in China during the third quarter of 2024 and will continue our rollout of the Ion system in China in a measured fashion while we optimize training pathways and collect additional clinical data. In September 2023, we received regulatory clearance in South Korea for our Ion endoluminal system. We expect the introduction of the Ion system in South Korea to follow the refinement of our training pathways in the region and the gathering of local clinical and economic data. In March 2023, we obtained European certification in accordance with the EU MDR for our Ion endoluminal system. In Europe, we continued commercialization, with certain system placements focusing on the collection of clinical data in support of our European reimbursement strategy.
Refer to the descriptions of our new products that received regulatory clearances, approvals, or certifications in 2025, 2024, and 2023 in the Recent Product Introductions section below.
In June 2023, the China National Health Commission published the 14th five-year plan quota for major medical equipment to be sold in China on its official website (the “2023 Quota”). Under the original 2023 Quota, the government will allow for the sale of 559 new surgical robots into China, which could include da Vinci surgical systems as well as surgical systems introduced by others. As of September 30, 2025, including systems that were sold in prior quarters, we have placed 146 da Vinci surgical systems under the original 2023 Quota and 5 da Vinci surgical systems under special approvals. Future sales of da Vinci surgical systems under this and any previously published open quotas are uncertain, as they are open to other medical device companies that have introduced robotic-assisted surgical systems and are dependent on hospitals completing a tender process and receiving associated approvals. Our ability to track the number of systems that could be sold under these quotas in the future is limited by provincial and national agencies making such information publicly available.
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

Recent Business Events and Trends
Da Vinci Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 19% for the three months ended September 30, 2025, compared to approximately 18% for the three months ended September 30, 2024. Total da Vinci procedures performed by our customers grew approximately 18% for the nine months ended September 30, 2025, compared to approximately 17% for the nine months ended September 30, 2024. The third quarter 2025 procedure growth was largely attributable to growth in general surgery, OUS urology, and U.S. gynecology procedures.
U.S. Procedures. U.S. da Vinci procedures grew approximately 16% for the three months ended September 30, 2025, compared to approximately 16% for the three months ended September 30, 2024. U.S. da Vinci procedures grew approximately 14% for the nine months ended September 30, 2025, compared to approximately 15% for the nine months ended September 30, 2024. The third quarter 2025 U.S. procedure growth was largely attributable to strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and appendectomy procedures, as well as growth in gynecological procedures. The number of U.S. da Vinci bariatric procedures performed declined in the high-single digits in the third quarter of 2025 compared to the third quarter of 2024. Da Vinci bariatric procedures comprise approximately 3% of our total da Vinci procedures.
OUS Procedures. OUS da Vinci procedures grew approximately 24% for the three months ended September 30, 2025, compared to approximately 24% for the three months ended September 30, 2024. OUS da Vinci procedures grew approximately 24% for the nine months ended September 30, 2025, compared to approximately 22% for the nine months ended September 30, 2024. The third quarter 2025 OUS procedure growth was largely attributable to growth in general surgery procedures, most notably colorectal and hernia repair procedures, urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and gynecologic procedures, most notably hysterectomy procedures. The third quarter 2025 OUS procedure growth rate reflects continued da Vinci adoption in Asian and European markets. We saw strong procedure growth in India, South Korea, and Brazil during the third quarter of 2025. We believe that growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures as well as increased surgeon training. In South Korea, the doctor strikes that began in the first quarter of 2024 have ended; we saw a recovery in the number of procedures performed in the first nine months of 2025, and the growth rate in South Korea exceeded the overall OUS procedure growth rate.
Ion Procedures
Overall. Total Ion procedures performed by our customers grew approximately 52% for the three months ended September 30, 2025, compared to approximately 73% for the three months ended September 30, 2024. Total Ion procedures performed by our customers grew approximately 54% for the nine months ended September 30, 2025, compared to approximately 81% for the nine months ended September 30, 2024. The third quarter 2025 procedure growth was largely attributable to a larger installed base of Ion systems and the conversion of other lung biopsy modalities.
System Demand
We placed 427 da Vinci surgical systems in the third quarter of 2025, compared to 379 systems in the third quarter of 2024. The increase in system placements reflects continued demand for additional capacity by our customers as a result of procedure growth as well as increased demand for our next-generation da Vinci 5 system, including the impact from customers beginning to trade in fourth-generation da Vinci systems. During the third quarter of 2025, we placed 240 da Vinci 5 systems, compared to 110 systems in the third quarter of 2024.
We placed 50 Ion systems in the third quarter of 2025, compared to 58 systems in the third quarter of 2024. In the U.S., where we estimate that penetration of lung biopsy is approaching the halfway point, our customers’ focus has begun to shift from increasing capacity to increasing utilization of their existing systems.
We continue to see some customers challenged by decreased government funding in healthcare (particularly in Europe and Japan), staffing shortages, and other financial pressures. As a result, we expect some customers to continue to be cautious in their overall capital spending. In addition, system demand in China has been adversely impacted by increasing robotic-assisted surgical system competition from domestic companies and, to a lesser extent, a broader central government focus on systematic governance. Currently, the extent and impact of the competitive dynamics and this campaign in China on our business remains uncertain.
We expect that future placements of da Vinci surgical systems will be impacted by a number of factors: supply chain risks; economic and geopolitical factors; the trade environment; inflationary pressures; high interest rates; hospital staffing shortages; procedure growth rates; evolving system utilization and point-of-care dynamics; capital replacement trends; additional reimbursements in various global markets, such as in Japan; the timing around governmental tenders and authorizations, as well as governmental actions impacting the tender process, such as the governance campaign in China; hospitals’ response to the evolving healthcare environment; the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci 5, da Vinci X, da Vinci Xi, and da Vinci SP surgical systems and related instruments; and the market response.
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

Third Quarter 2025 Operational and Financial Highlights
•Total revenue increased by 23% to $2.51 billion for the three months ended September 30, 2025, compared to $2.04 billion for the three months ended September 30, 2024.
•Approximately 797,000 da Vinci procedures were performed during the three months ended September 30, 2025, an increase of 19% compared to approximately 670,000 da Vinci procedures for the three months ended September 30, 2024.
•Approximately 37,900 Ion procedures were performed during the three months ended September 30, 2025, an increase of 52% compared to approximately 24,900 Ion procedures for the three months ended September 30, 2024.
•Instruments and accessories revenue increased by 20% to $1.52 billion for the three months ended September 30, 2025, compared to $1.26 billion for the three months ended September 30, 2024.
•Systems revenue increased by 33% to $590 million for the three months ended September 30, 2025, compared to $445 million during the three months ended September 30, 2024.
•During the three months ended September 30, 2025, we placed 427 da Vinci surgical systems compared to 379 systems during the three months ended September 30, 2024. The third quarter 2025 da Vinci surgical system placements included 240 da Vinci 5 systems compared to 110 systems in the third quarter of 2024.
•As of September 30, 2025, we had a da Vinci surgical system installed base of approximately 10,763 systems, an increase of 13% compared to an installed base of approximately 9,539 systems as of September 30, 2024.
•Utilization of da Vinci surgical systems, measured in terms of procedures per system per year, increased 4% relative to the third quarter of 2024.
•During the three months ended September 30, 2025, we placed 50 Ion systems compared to 58 systems during the three months ended September 30, 2024.
•As of September 30, 2025, we had an Ion system installed base of approximately 954 systems, an increase of 30% compared to an installed base of approximately 736 systems as of September 30, 2024.
•Gross profit as a percentage of revenue was 66.4% for the three months ended September 30, 2025, compared to 67.4% for the three months ended September 30, 2024.
•Operating income increased by 32% to $760 million for the three months ended September 30, 2025, compared to $577 million during the three months ended September 30, 2024. Operating income included $206 million and $176 million of share-based compensation expense related to employee stock plans and $3.9 million and $3.5 million of intangible asset-related charges for the three months ended September 30, 2025, and 2024, respectively.
•During the three months ended September 30, 2025, we repurchased 4.0 million shares of our common stock for $1.92 billion.
•As of September 30, 2025, we had $8.43 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments decreased by $0.40 billion, compared to $8.83 billion as of December 31, 2024, primarily as a result of cash used for repurchases of common stock, capital expenditures, and taxes paid related to net share settlements of equity awards, partially offset by cash provided by operating activities and proceeds from stock option exercises and employee stock purchases.

Results of Operations
The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements (“Financial Statements”) and Notes thereto.
Certain information from our unaudited Condensed Consolidated Statements of Income has been summarized below (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	% of Total Revenue	2024	% of Total Revenue	2025	% of Total Revenue	2024	% of Total Revenue
Revenue:
Product	$2,109.2	84%	$1,709.2	84%	$6,048.4	84%	$4,978.9	84%
Service	395.9	16%	328.9	16%	1,150.1	16%	959.7	16%
Total revenue	2,505.1	100%	2,038.1	100%	7,198.5	100%	5,938.6	100%
Cost of revenue:
Product	699.4	28%	555.4	27%	2,056.3	29%	1,649.2	28%
Service	143.3	6%	108.8	6%	404.2	6%	297.4	5%
Total cost of revenue	842.7	34%	664.2	33%	2,460.5	35%	1,946.6	33%
Product gross profit	1,409.8	56%	1,153.8	57%	3,992.1	55%	3,329.7	56%
Service gross profit	252.6	10%	220.1	10%	745.9	10%	662.3	11%
Gross profit	1,662.4	66%	1,373.9	67%	4,738.0	65%	3,992.0	67%
Operating expenses:
Selling, general, and administrative	573.3	23%	510.6	25%	1,697.9	24%	1,527.4	26%
Research and development	329.4	13%	286.0	14%	958.9	13%	850.6	14%
Total operating expenses	902.7	36%	796.6	39%	2,656.8	37%	2,378.0	40%
Income from operations	759.7	30%	577.3	28%	2,081.2	28%	1,614.0	27%
Interest and other income, net	95.5	4%	93.7	5%	274.6	4%	250.0	4%
Income before taxes	855.2	34%	671.0	33%	2,355.8	32%	1,864.0	31%
Income tax expense	146.0	6%	100.4	5%	278.7	4%	214.5	3%
Net income	709.2	28%	570.6	28%	2,077.1	28%	1,649.5	28%
Less: net income attributable to noncontrolling interest in joint venture	4.8	—%	5.5	—%	15.9	—%	12.6	—%
Net income attributable to Intuitive Surgical, Inc.	$704.4	28%	$565.1	28%	$2,061.2	28%	$1,636.9	28%
Total Revenue
Total revenue increased by 23% to $2.51 billion for the three months ended September 30, 2025, compared to $2.04 billion for the three months ended September 30, 2024, resulting from 20% higher instruments and accessories revenue, 33% higher systems revenue, and 20% higher service revenue.
Total revenue increased by 21% to $7.20 billion for the nine months ended September 30, 2025, compared to $5.94 billion for the nine months ended September 30, 2024, resulting from 19% higher instruments and accessories revenue, 29% higher systems revenue, and 20% higher service revenue.
We generally sell our products and services in local currencies where we have direct distribution channels. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 24% and 25% for the three and nine months ended September 30, 2025, and 24% and 25% for the three and nine months ended September 30, 2024, respectively. Fluctuations in foreign currency exchange rates had a favorable impact on OUS total revenue of $3 million and $9 million for the three and nine months ended September 30, 2025, respectively. Fluctuations in foreign currency exchange rates had an unfavorable impact on OUS total revenue of $2 million and $29 million for the three and nine months ended September 30, 2024, respectively. The impact of fluctuations in foreign currency exchange rates was determined by comparing current period revenue converted to USD using exchange rates that were effective in the comparable prior year period, net of the impacts from foreign currency hedging.

Revenue generated in the U.S. accounted for 69% and 68% of total revenue for the three and nine months ended September 30, 2025, respectively, and 68% and 66% of total revenue for the three and nine months ended September 30, 2024, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in OUS markets, and our OUS procedures have grown faster in comparison to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.
The following table summarizes our revenue and system unit placements (in millions, except percentages and unit placements):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Instruments and accessories	$1,518.8	$1,264.2	$4,360.6	$3,667.5
Systems	590.4	445.0	1,687.8	1,311.4
Total product revenue	2,109.2	1,709.2	6,048.4	4,978.9
Service	395.9	328.9	1,150.1	959.7
Total revenue	$2,505.1	$2,038.1	$7,198.5	$5,938.6

U.S.	$1,717.6	$1,379.4	$4,885.2	$3,937.1
OUS	787.5	658.7	2,313.3	2,001.5
Total revenue	$2,505.1	$2,038.1	$7,198.5	$5,938.6
% of Revenue – U.S.	69%	68%	68%	66%
% of Revenue – OUS	31%	32%	32%	34%

Instruments and accessories	$1,518.8	$1,264.2	$4,360.6	$3,667.5
Service	395.9	328.9	1,150.1	959.7
Operating lease revenue	223.0	167.8	632.0	472.7
Total recurring revenue	$2,137.7	$1,760.9	$6,142.7	$5,099.9
% of Total revenue	85%	86%	85%	86%

Da Vinci Surgical System Placements by Region
U.S. unit placements	263	219	683	516
OUS unit placements	164	160	506	517
Total unit placements*	427	379	1,189	1,033
*Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	116	79	276	227
*Systems placed under usage-based operating lease arrangements (included in total unit placements)	115	141	346	327

Da Vinci Surgical System Placements involving Trade-ins or Lease Upgrades
Unit placements involving trade-ins or lease upgrades	141	38	291	88
Unit placements not involving trade-ins or lease upgrades	286	341	898	945

Ion System Placements**	50	58	153	202
**Systems placed under fixed-payment operating lease arrangements (included in total unit placements)	11	19	38	61
**Systems placed under usage-based operating lease arrangements (included in total unit placements)	6	17	42	54

Product Revenue
Three Months Ended September 30, 2025
Product revenue increased by 23% to $2.11 billion for the three months ended September 30, 2025, compared to $1.71 billion for the three months ended September 30, 2024.
Instruments and accessories revenue increased by 20% to $1.52 billion for the three months ended September 30, 2025, compared to $1.26 billion for the three months ended September 30, 2024. The increase in instruments and accessories revenue was primarily driven by approximately 19% higher da Vinci procedure volume and approximately 52% higher Ion procedure volume. The third quarter 2025 U.S. da Vinci procedure growth was approximately 16%, driven primarily by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and appendectomy procedures, as well as growth in gynecological procedures. The number of U.S. da Vinci bariatric procedures performed declined in the high-single digits in the third quarter of 2025 compared to the third quarter of 2024. The third quarter 2025 OUS da Vinci procedure growth was approximately 24%, driven by growth in general surgery procedures, most notably colorectal and hernia repair procedures, urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and gynecologic procedures, most notably hysterectomy procedures. Geographically, the third quarter 2025 OUS da Vinci procedure growth was driven by several markets with particular strength in India, South Korea, and Brazil.
Systems revenue increased by 33% to $590 million for the three months ended September 30, 2025, compared to $445 million for the three months ended September 30, 2024. The higher third quarter 2025 system revenue was primarily driven by an increase in da Vinci system placements, including a decrease in the proportion of da Vinci system placements under operating leases, higher operating lease revenue, and higher ASPs in the third quarter of 2025, driven by an increase in da Vinci 5 system placements.
During the third quarter of 2025, 427 da Vinci surgical systems were placed compared to 379 systems during the third quarter of 2024. By geography, 263 systems were placed in the U.S., 63 in Europe, 60 in Asia, and 41 in other markets during the third quarter of 2025, compared to 219 systems placed in the U.S., 65 in Europe, 74 in Asia, and 21 in other markets during the third quarter of 2024. The increase in system placements was primarily driven by continued demand for additional capacity by our customers as a result of procedure growth as well as increased demand for our next-generation da Vinci 5 system, including the impact from customers beginning to trade in fourth-generation da Vinci systems. As of September 30, 2025, we had a da Vinci surgical system installed base of approximately 10,763 systems, compared to an installed base of approximately 9,539 systems as of September 30, 2024. The incremental system installed base reflects continued procedure growth and further customer validation that robotic-assisted surgery addresses their Quintuple Aim objectives.
The following table summarizes our da Vinci system placements and systems installed at customers under leasing arrangements:

	Three Months Ended September 30,
	2025	2024
Da Vinci System Placements under Leasing Arrangements
Fixed-payment operating lease arrangements	116	79
Usage-based operating lease arrangements	115	141
Total da Vinci system placements under operating lease arrangements	231	220
% of Total da Vinci system placements	54%	58%
Sales-type lease arrangements	12	13
Total da Vinci system placements under leasing arrangements	243	233

Da Vinci System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	1,379	1,289
Usage-based operating lease arrangements	1,736	1,352
Total da Vinci system installed base under operating leasing arrangements	3,115	2,641
Operating lease revenue, including the contribution from Ion systems, was $223 million for the three months ended September 30, 2025, of which $138 million was variable lease revenue related to usage-based arrangements, compared to $168 million for the three months ended September 30, 2024, of which $87 million was variable lease revenue related to usage-based arrangements. Revenue from Lease Buyouts was $22 million for the three months ended September 30, 2025, compared to $24 million for the three months ended September 30, 2024. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise buyout options embedded in their leases.

The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements, Ion systems, and the impact of specified-price trade-in rights, was approximately $1.60 million for the three months ended September 30, 2025, compared to approximately $1.51 million for the three months ended September 30, 2024. The higher third quarter 2025 ASP was largely driven by favorable product mix, including from da Vinci 5 system placements, partially offset by higher pricing discounts and more trade-ins. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
During the third quarter of 2025, 50 Ion systems were placed compared to 58 systems during the third quarter of 2024. By geography, 41 systems were placed in the U.S., 5 in Europe, and 4 in Asia during third quarter of 2025, compared to 53 systems placed in the U.S. and 3 in Europe during the third quarter of 2024. In the U.S., where we estimate that penetration of lung biopsy is approaching the halfway point, our customers’ focus has begun to shift from increasing capacity to increasing utilization of their existing systems. As of September 30, 2025, we had an Ion system installed base of approximately 954 systems, compared to an installed base of approximately 736 systems as of September 30, 2024.
The following table summarizes our Ion system placements and systems installed at customers under leasing arrangements:

	Three Months Ended September 30,
	2025	2024
Ion System Placements under Leasing Arrangements
Fixed-payment operating lease arrangements	11	19
Usage-based operating lease arrangements	6	17
Total Ion system placements under operating lease arrangements	17	36
% of Total Ion system placements	34%	62%
Sales-type lease arrangements	5	2
Total Ion system placements under leasing arrangements	22	38

Ion System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	123	117
Usage-based operating lease arrangements	239	179
Total Ion system installed base under operating leasing arrangements	362	296
Nine Months Ended September 30, 2025
Product revenue increased by 21% to $6.05 billion for the nine months ended September 30, 2025, compared to $4.98 billion for the nine months ended September 30, 2024.
Instruments and accessories revenue increased by 19% to $4.36 billion for the nine months ended September 30, 2025, compared to $3.67 billion for the nine months ended September 30, 2024. The increase in instruments and accessories revenue was primarily driven by approximately 18% higher da Vinci procedure volume and approximately 54% higher Ion procedure volume. The year-to-date 2025 U.S. da Vinci procedure growth was approximately 14%, driven primarily by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and appendectomy procedures, as well as growth in gynecological procedures. The number of U.S. da Vinci bariatric procedures continued to decline in the high-single digits in the first nine months of 2025 compared with the first nine months of 2024. The year-to-date 2025 OUS da Vinci procedure growth was approximately 24%, driven by growth in general surgery procedures, most notably colorectal and hernia repair procedures, urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and gynecologic procedures, most notably hysterectomy procedures. Geographically, the year-to-date 2025 OUS da Vinci procedure growth was driven by several markets with particular strength in India and South Korea.
Systems revenue increased by 29% to $1.69 billion for the nine months ended September 30, 2025, compared to $1.31 billion for the nine months ended September 30, 2024. The higher year-to-date 2025 system revenue was primarily driven by an increase in da Vinci system placements, including a decrease in the proportion of da Vinci system placements under operating leases, higher operating lease revenue, and higher year-to-date 2025 ASPs, driven by an increase in da Vinci 5 system placements.
During the nine months ended September 30, 2025, a total of 1,189 da Vinci surgical systems were placed compared to 1,033 systems during the nine months ended September 30, 2024. By geography, 683 systems were placed in the U.S., 224 in Europe, 181 in Asia, and 101 in other OUS markets during the nine months ended September 30, 2025, compared to 516 systems placed in the U.S., 220 in Europe, 225 in Asia, and 72 in other OUS markets during the nine months ended September 30, 2024. The increase in system placements was primarily driven by continued demand for additional capacity by our customers as a result of procedure growth as well as increased demand for our next-generation da Vinci 5 system, including the impact from customers beginning to trade in fourth-generation da Vinci systems.
The following table summarizes our da Vinci system placements and systems installed at customers under leasing arrangements:

	Nine Months Ended September 30,
	2025	2024
Da Vinci System Placements under Leasing Arrangements
Fixed-payment operating lease arrangements	276	227
Usage-based operating lease arrangements	346	327
Total da Vinci system placements under operating lease arrangements	622	554
% of Total da Vinci system placements	52%	54%
Sales-type lease arrangements	28	45
Total da Vinci system placements under leasing arrangements	650	599

Da Vinci System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	1,379	1,289
Usage-based operating lease arrangements	1,736	1,352
Total da Vinci system installed base under operating leasing arrangements	3,115	2,641
Operating lease revenue, including the contribution from Ion systems, was $632 million for the nine months ended September 30, 2025, of which $380 million was variable lease revenue related to usage-based arrangements, compared to $473 million for the nine months ended September 30, 2024, of which $237 million was variable lease revenue related to usage-based arrangements. Revenue from Lease Buyouts was $91 million for the nine months ended September 30, 2025, compared to $81 million for the nine months ended September 30, 2024. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise buyout options embedded in their leases.
The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements, Ion systems, and the impact of specified-price trade-in rights, was approximately $1.57 million for the nine months ended September 30, 2025, compared to approximately $1.44 million for the nine months ended September 30, 2024. The higher year-to-date 2025 ASP was largely driven by favorable product mix, including from da Vinci 5 system placements, partially offset by more trade-ins. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
During the nine months ended September 30, 2025, 153 Ion systems were placed compared to 202 systems during the nine months ended September 30, 2024. By geography, 133 systems were placed in the U.S., 11 in Europe, 6 in Asia, and 3 in other markets during nine months ended September 30, 2025, compared to 191 systems placed in the U.S. and 9 in Europe during the nine months ended September 30, 2024. In the U.S., where we estimate that penetration of lung biopsy is approaching the halfway point, our customers’ focus has begun to shift from increasing capacity to increasing utilization of their existing systems. As of September 30, 2025, we had an Ion system installed base of approximately 954 systems, compared to an installed base of approximately 736 systems as of September 30, 2024.

The following table summarizes our Ion system placements and systems installed at customers under leasing arrangements:

	Nine Months Ended September 30,
	2025	2024
Ion System Placements under Leasing Arrangements
Fixed-payment operating lease arrangements	38	61
Usage-based operating lease arrangements	42	54
Total Ion system placements under operating lease arrangements	80	115
% of Total Ion system placements	52%	57%
Sales-type lease arrangements	10	2
Total Ion system placements under leasing arrangements	90	117

Ion System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	123	117
Usage-based operating lease arrangements	239	179
Total Ion system installed base under operating leasing arrangements	362	296
Service Revenue
Service revenue increased by 20% to $396 million for the three months ended September 30, 2025, compared to $329 million for the three months ended September 30, 2024. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue and favorable product mix, including from da Vinci 5 system placements.
Service revenue increased by 20% to $1.15 billion for the nine months ended September 30, 2025, compared to $0.96 billion for the nine months ended September 30, 2024. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue and favorable product mix, including from da Vinci 5 system placements.
Gross Profit
Product
Product gross profit for the three months ended September 30, 2025, increased by 22% to $1.41 billion, representing 66.8% of product revenue, compared to $1.15 billion, representing 67.5% of product revenue, for the three months ended September 30, 2024. The lower product gross profit margin for the three months ended September 30, 2025, was primarily driven by the impact of tariffs.
Product gross profit for the nine months ended September 30, 2025, increased by 20% to $3.99 billion, representing 66.0% of product revenue, compared to $3.33 billion, representing 66.9% of product revenue, for the nine months ended September 30, 2024. The lower product gross profit margin for the nine months ended September 30, 2025, was primarily driven by the impact of tariffs, higher costs associated with the phased launch of our da Vinci 5 surgical system, and incremental fixed overhead costs, including depreciation expense, associated with expanded manufacturing capacity in the U.S., partially offset by lower excess and obsolete inventory charges.
Product gross profit for the three and nine months ended September 30, 2025, included share-based compensation expense of $31.5 million and $92.0 million, respectively, compared with $24.9 million and $71.2 million for the three and nine months ended September 30, 2024, respectively. Product gross profit for the three and nine months ended September 30, 2025, included intangible assets amortization expense of $2.2 million and $6.7 million, respectively, compared with $2.2 million and $9.3 million for the three and nine months ended September 30, 2024, respectively.
Compared to historical levels, our capital expenditures increased in 2024 and 2025 as a result of the investments made to build the infrastructure needed to scale our business. Therefore, in 2025, depreciation expense has increased and is expected to continue to increase as additional projects are placed in service, which may impact our future gross profit margin.
Service
Service gross profit for the three months ended September 30, 2025, increased by 15% to $253 million, representing 63.8% of service revenue, compared to $220 million, representing 66.9% of service revenue, for the three months ended September 30, 2024. The higher service gross profit for the three months ended September 30, 2025, was primarily driven by higher service revenue, reflecting a larger installed base of da Vinci surgical systems, partially offset by a lower service gross profit margin. The lower service gross profit margin for the three months ended September 30, 2025, was primarily driven by higher costs associated with the phased launch of our da Vinci 5 surgical system, an unfavorable repair mix, incremental fixed costs, including depreciation expense, and the impact of tariffs, partially offset by lower excess and obsolete inventory charges and lower logistics costs.
Service gross profit for the nine months ended September 30, 2025, increased by 13% to $746 million, representing 64.9% of service revenue, compared to $662 million, representing 69.0% of service revenue, for the nine months ended September 30, 2024. The higher service gross profit for the nine months ended September 30, 2025, was primarily driven by higher service revenue, reflecting a larger installed base of da Vinci surgical systems, and a lower service gross profit margin. The lower service gross profit margin for the nine months ended September 30, 2025, was primarily driven by higher costs associated with the phased launch of our da Vinci 5 surgical system, an unfavorable repair mix, incremental fixed costs, including depreciation expense, and the impact of tariffs, partially offset by lower logistics costs and lower excess and obsolete inventory charges.
Service gross profit for the three and nine months ended September 30, 2025, included share-based compensation expense of $8.8 million and $25.6 million, respectively, compared with $7.9 million and $22.5 million for the three and nine months ended September 30, 2024, respectively. Service gross profit for the three and nine months ended September 30, 2025, included intangible assets amortization expense of $0.2 million and $0.6 million, respectively, compared with $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, trade show expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general, and administrative expenses for the three months ended September 30, 2025, increased by 12% to $573 million, compared to $511 million for the three months ended September 30, 2024. The increase in selling, general, and administrative expenses for the three months ended September 30, 2025, was primarily driven by higher headcount and personnel-related expenses, including variable compensation and share-based compensation expense, and higher litigation charges, partially offset by lower legal expenses.
Selling, general, and administrative expenses for the nine months ended September 30, 2025, increased by 11% to $1.70 billion, compared to $1.53 billion for the nine months ended September 30, 2024. The increase in selling, general, and administrative expenses for the nine months ended September 30, 2025, was primarily driven by higher headcount and personnel-related expenses, including share-based compensation expense and variable compensation, and increased infrastructure costs to support our growth.
Selling, general, and administrative expenses for the three and nine months ended September 30, 2025, included share-based compensation expense of $88.1 million and $256.7 million, respectively, compared with $77.6 million and $225.4 million for the three and nine months ended September 30, 2024, respectively. Selling, general, and administrative expenses for the three and nine months ended September 30, 2025, included intangible assets amortization expense of $0.1 million and $0.7 million, respectively, compared with $0.6 million and $2.2 million for the three and nine months ended September 30, 2024, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred and primarily include costs associated with research and the design, development, testing, and significant enhancement of our products. Our main product development initiatives include multi-port, Ion, and SP platform investments as well as digital products and services and various research projects.
Research and development expenses for the three months ended September 30, 2025, increased by 15% to $329 million, compared to $286 million for the three months ended September 30, 2024. Research and development expenses for the nine months ended September 30, 2025, increased by 13% to $959 million, compared to $851 million for the nine months ended September 30, 2024. The increase in research and development expenses for the three and nine months ended September 30, 2025, was primarily driven by higher headcount and personnel-related expenses, including share-based compensation expense, and other project costs incurred to support a broad set of product development initiatives.
Research and development expenses for the three and nine months ended September 30, 2025, included share-based compensation expense of $77.6 million and $221.3 million, respectively, compared with $65.4 million and $188.7 million for the three and nine months ended September 30, 2024, respectively. Research and development expenses for the three and nine months ended September 30, 2025, included intangible asset-related charges of $1.4 million and $9.2 million, respectively, compared with $0.5 million and $1.7 million for the three and nine months ended September 30, 2024, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

Interest and Other Income, Net
Interest and other income, net, for the three months ended September 30, 2025, increased by 2% to $95.5 million, compared to $93.7 million for the three months ended September 30, 2024. The increase in interest and other income, net, for the three months ended September 30, 2025, was primarily driven by unrealized gains on strategic investments (compared to unrealized losses during the three months ended September 30, 2024) and higher interest income earned due to higher average cash and investment balances, partially offset by foreign exchange losses, net of the impacts of derivatives and hedging (compared to foreign exchange gains during the three months ended September 30, 2024).
Interest and other income, net, for the nine months ended September 30, 2025, increased by 10% to $275 million, compared to $250 million for nine months ended September 30, 2024. The increase in interest and other income, net, for the nine months ended September 30, 2025, was primarily driven by higher interest income earned due to higher average cash and investment balances and an increase in average interest rates, partially offset by foreign exchange losses, net of the impacts of derivatives and hedging (compared to foreign exchange gains during the nine months ended September 30, 2024), and unrealized losses on strategic investments (compared to unrealized gains during the nine months ended September 30, 2024).
Income Tax Expense
Income tax expense for the three months ended September 30, 2025, was $146.0 million, or 17.1% of income before taxes, compared to $100.4 million, or 15.0% of income before taxes, for the three months ended September 30, 2024. Income tax expense for the nine months ended September 30, 2025, was $278.7 million, or 11.8% of income before taxes, compared to $214.5 million, or 11.5% of income before taxes, for the nine months ended September 30, 2024.
Our higher effective tax rate for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, was primarily due to a lower tax rate benefit from excess tax benefits, as discussed below, and lower federal research and development credit benefits, partially offset by lower U.S. taxes on foreign earnings.
Our provision for income taxes for the three months ended September 30, 2025, and 2024, included excess tax benefits associated with employee equity plans of $24.2 million and $42.2 million, respectively, which reduced our effective tax rate by 2.8 and 6.3 percentage points, respectively. Our provision for income taxes for the nine months ended September 30, 2025, and 2024, included excess tax benefits associated with employee equity plans of $202.5 million and $189.0 million, respectively, which reduced our effective tax rate by 8.6 and 10.1 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under GAAP, which results in increased income tax expense volatility.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The changes introduced by the OBBB Act are not expected to have a material impact on our annual effective tax rate for 2025.
In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate (“Pillar Two”). The OECD issued Pillar Two model rules and continues to release guidance on these rules. In January 2025, the OECD released additional guidance, which includes a limitation on certain deferred tax assets recognized after November 2021. Various countries, including Switzerland and EU member states, have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We considered the applicable tax law changes and additional guidance on Pillar Two implementation in the relevant countries, and there is no material impact to our tax provision for the three and nine months ended September 30, 2025. We will continue to evaluate the impact of any additional guidance and tax law changes on future reporting periods.
We file federal, state, and foreign income tax returns in many jurisdictions in the U.S. and OUS. Years before 2020 are considered closed for significant jurisdictions. Certain of our unrecognized tax benefits could change due to activities of various tax authorities, including evolving interpretations of existing tax laws in the jurisdictions in which we operate, potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect our effective tax rate in the period in which they change.
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

Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
Our principal source of liquidity is cash provided by our operations. Cash and cash equivalents plus short- and long-term investments decreased by $0.40 billion to $8.43 billion as of September 30, 2025, from $8.83 billion as of December 31, 2024, primarily as a result of cash used for repurchases of common stock, capital expenditures, and taxes paid related to net share settlements of equity awards, partially offset by cash provided by operating activities and proceeds from stock option exercises and employee stock purchases.
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
Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows (in millions):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$2,138.0	$1,592.4
Investing activities	875.2	(2,008.6)
Financing activities	(2,226.6)	101.5
Effect of exchange rates on cash, cash equivalents, and restricted cash	0.5	(9.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$787.1	$(323.8)
Operating Activities
For the nine months ended September 30, 2025, net cash provided by operating activities of $2.14 billion exceeded our net income of $2.08 billion, primarily due to the following factors:
1.Our net income included non-cash charges of $1.08 billion, consisting primarily of share-based compensation of $585 million and depreciation expense and losses on the disposal of property, plant, and equipment of $446 million.
2.Changes in operating assets and liabilities resulted in $1.02 billion of cash used in operating activities during the nine months ended September 30, 2025. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $810 million, primarily to address the growth in our business, including the expansion of our leasing business, and to mitigate risks of disruption that could arise from global supply chain shortages. Refer to Note 4 to the Financial Statements for further details in the supplemental cash flow information. Prepaids and other assets increased by $249 million, primarily driven by tax payments, an increase in lease incentive assets associated with operating leases, and new and extended facilities leases. Accrued compensation and employee benefits decreased by $80 million, primarily due to payments for 2024 incentive compensation and stock purchases related to our ESPP. The unfavorable impact of these items on cash provided by operating activities was partially offset by an increase in accounts payable of $97 million, primarily due to more inventory purchases, and an increase in deferred revenue of $48 million, primarily due to an increased volume of sales contracts.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2025, consisted primarily of proceeds from maturities and sales of investments, net of purchases of investments of $1.25 billion, partially offset by $377 million paid for the acquisition of property, plant, and equipment. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in money market funds, U.S. treasury and U.S. government agency securities, high-quality corporate notes and bonds, commercial paper, non-U.S. government agency securities, and taxable and tax-exempt municipal notes.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025, consisted primarily of cash used in the repurchase of 4.4 million shares of our common stock for $2.09 billion and cash used for taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $406 million, partially offset by cash proceeds from stock option exercises and employee stock purchases of $274 million.
Capital Expenditures
We expect to continue to invest in infrastructure needed to scale and supply our customers with highly differentiated products manufactured in highly automated factories to facilitate outstanding performance in product quality, availability, and cost. A significant portion of this investment involves the construction of facilities to expand our manufacturing and commercial capabilities. We have also been vertically integrating key technologies to develop a more robust supply chain, enabling us to bring important products to market at attractive price points. These integration efforts include increased ownership of our imaging pipelines and investments in strategic instruments and accessories technologies that allow us to serve our customers better. We expect these capital investments to range between $625 million and $675 million in 2025, the majority of which will be facilities-related investments. We intend to fund these capital investments with cash generated from operations.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the nine months ended September 30, 2025, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended September 30, 2025:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
July 1 to July 31, 2025	985,341	$499.13	985,341	$3.3	billion
August 1 to August 31, 2025	2,019,119	$478.18	2,019,119	$2.4	billion
September 1 to September 30, 2025	998,096	$463.21	998,096	$1.9	billion
Total during quarter ended September 30, 2025	4,002,556	$479.60	4,002,556
(1) Represents the cumulative amount remaining for stock repurchases under the Board-authorized Repurchase Program established in March 2009 (the “Repurchase Program”). In May 2025, the Board increased the aggregate amount authorized under the Repurchase Program to $4.0 billion. Authorizations under the Repurchase Program do not expire.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Plans
On July 29, 2025, Myriam J. Curet, M.D., F.A.C.S., the Company’s Chief Medical Officer, adopted a Rule 10b5-1 trading plan. Dr. Curet’s trading plan provides for the potential sale of up to 24,003 shares of the Company’s common stock, including the potential exercise and sale of up to 9,131 shares of the Company’s common stock subject to stock options, until July 29, 2026. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.
On September 12, 2025, Mark P. Brosius, the Company’s Chief Manufacturing and Supply Chain Officer, adopted a Rule 10b5-1 trading plan. Mr. Brosius’s trading plan provides for the potential sale of up to 19,730 shares of the Company’s common stock, including the potential exercise and sale of up to 9,000 shares of the Company’s common stock subject to stock options, until February 14, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding transactions in the Company’s securities.

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
Date: October 22, 2025