Form 10-K
period 2025-12-31
INTUITIVE SURGICAL INC
filed 2026-02-03
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2025, based upon the closing price of Common Stock on such date as reported on The Nasdaq Global Select Market, was approximately $193.9 billion. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock as of January 28, 2026, was 355,130,237.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on or about April 30, 2026, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2025.

INTUITIVE SURGICAL, INC.

INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations concerning matters that are not historical facts. Statements using words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “commit,” “ensure,” “promote,” “should,” “would,” “goals,” “seek,” “potential,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to future results of operations, future financial condition, our financing plans and future capital requirements, our potential tax assets or liabilities, and statements based on current expectations, estimates, forecasts, and projections about the economies and geographic markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: the overall macroeconomic environment, which may impact customer spending and our costs, including tariffs, the levels of inflation, and interest rates; the conflict between Ukraine and Russia; conflicts in the Middle East; disruption to our supply chain, including difficulties in obtaining a sufficient supply of materials; curtailed or delayed capital spending by hospitals; the impact of global and regional economic and credit market conditions on healthcare spending; delays in obtaining new product approvals, clearances, or certifications from the U.S. Food and Drug Administration (“FDA”), comparable regulatory authorities, or notified bodies; the risk of our inability to comply with complex FDA and other regulations, which may result in significant enforcement actions; regulatory approvals, clearances, certifications, and restrictions or any dispute that may occur with any regulatory body; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and customer acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions; intellectual property positions and litigation; risks associated with our operations and any expansion outside of the U.S.; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole- and single-sourced suppliers; the results of legal proceedings to which we are or may become a party; adverse publicity regarding us and the safety of our products and adequacy of training; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements (including changes to tariffs imposed by the U.S. on imports from various countries, including Mexico, where we currently manufacture a significant majority of our instruments and accessories, Germany, where we currently manufacture a majority of our endoscopes, and China, where we currently import certain materials); and other risks and uncertainties, including those listed under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results may differ materially and adversely from those expressed in any forward-looking statement, and we undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law. Additional risks are described throughout this report, particularly in Part I, “Item 1A. Risk Factors,” and include, but are not limited to, those summarized on the following pages.

RISKS RELATING TO OUR BUSINESS
•Our commercial landscape is highly competitive, and customers may choose our competitors’ products or services or may not accept robotic-assisted medical procedures, which could result in reduced revenue and loss of customers.
•We are subject to a variety of risks due to our operations outside of the U.S.
•We are subject to litigation, investigations, and other legal proceedings relating to our products, customers, competitors, and government regulators that may adversely affect our business, financial condition, or results of operations.
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
•If our products do not achieve and maintain customer acceptance, we will not be able to generate the revenue necessary to support our business.
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
•Negative publicity, whether accurate or inaccurate, concerning our products or our company could reduce acceptance of our products and could result in decreased product demand and reduced revenues.
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
•Our business is subject to complex and evolving laws and regulations regarding data privacy, data protection, artificial intelligence, and responsible use of data, and any failure to comply may result in significant liability, negative publicity, and/or erosion of trust, which may adversely affect our business, financial condition, or results of operations.
•Ongoing and future global conflicts could adversely affect our business, financial condition, or results of operations.
•Disruptions at the FDA and other government agencies or notified bodies could prevent our products from being cleared, certified, approved, or commercialized in a timely manner or at all, or could hinder their ability to procure our products, which may adversely affect our business, financial condition, or results of operations.
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
•Changes in tax laws or exposure to additional tax liabilities may adversely affect our business, financial condition, or results of operations.
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
RISKS RELATING TO OUR INTELLECTUAL PROPERTY
•If we are unable to fully protect and successfully defend our intellectual property from use by third parties, our ability to compete may be harmed.
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

PART I
ITEM 1.     BUSINESS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries. Product and brand names and logos, including Intuitive, da Vinci, and Ion, are trademarks or registered trademarks of Intuitive Surgical, Inc. or one of its subsidiaries or of their respective owners. Additional information about our trademarks can be found on our website at www.intuitive.com/trademarks. Although we reference our trademarks located on our website, this list of trademarks and any other materials on our corporate website are not incorporated by reference into this Form 10-K or any of our other filings under the Securities Act of 1933, as amended, or the Exchange Act.
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
Since our founding over 30 years ago, we have been delivering on this mission and vision by combining innovative technology with clinical expertise to advance minimally invasive care. We do so by providing a comprehensive ecosystem that includes robotic-assisted systems, instruments and accessories, customer learning, and customer support services all connected by a digital portfolio that enables actionable insights across the care continuum. Among other capabilities, these products and services can augment the skills and improve the efficiency of clinicians and care teams while providing decision support and learning that can help deliver differentiated clinical and economic value for patients, providers, and payers when compared to the next best available treatment options.
To assure continued alignment with the patients and healthcare community we serve, we have adopted the Quintuple Aim as our “north star.” Starting with a focus on patients, we seek to demonstrate that our products can deliver better outcomes that are validated by rigorous, independent, and peer-reviewed evidence. Second, we aim to create better patient experiences that enable patients to get back to what matters most in their lives more quickly, with fewer complications, less pain and discomfort, and greater predictability. Third, we aim to enable the care teams who use our platforms and technology-enabled ecosystem to have better experiences that augment their skills while reducing fatigue and increasing efficiency and reliability. Fourth, we aim to help lower the total cost of care per patient episode when compared with existing treatment alternatives, providing a return on investment for hospitals and healthcare systems and value for payers. Lastly, we aim to expand access to high-quality minimally invasive care by working together with hospitals, healthcare systems, patient advocacy groups, and other stakeholders to address barriers to care.
While surgery and acute interventions have improved significantly in the past few decades, there remains a significant need for improvement across all aspects of the Quintuple Aim. Healthcare payers and providers continue to expect better clinical outcomes and decreased variability of outcomes across clinicians and care teams. Globally, some healthcare systems continue to be stressed and lacking in critical resources, including the professionals who staff care teams. At the same time, healthcare providers, payers, and governments strain to cover the healthcare needs of their populations and demand lower total cost per patient to treat disease. In the face of these challenges, we believe that we are well-positioned to synthesize scientific and technological advances in biology, computing, imaging, algorithms, and robotics to deliver meaningful and measurable value to all of our stakeholders.
Products
Systems
Our robotic-assisted platforms extend the care teams’ capabilities to deliver minimally invasive care. These platforms include da Vinci surgical systems, which are designed to enable a wide range of surgical procedures across a broad patient population using a minimally invasive approach, and the Ion endoluminal system, which extends our commercial offerings beyond surgery into diagnostic procedures, enabling minimally invasive biopsies in the lung.
Da Vinci Surgical Systems
Intuitive launched its first da Vinci surgical system in 1999, with the goals of enhancing surgical capabilities and facilitating less invasive care through improved precision, vision, and control. In 2000, the FDA cleared da Vinci for use in general laparoscopic surgery. Since then, we have received numerous additional indications in the U.S. and in countries around the world, for a broad array of procedures across general surgery, urologic, gynecologic, cardiothoracic, and head and neck specialties, among others. Refer to the section titled “Regulatory Activities” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for more recent regulatory clearances, approvals, and certification.

There are several models of the da Vinci surgical system currently in use by our customers globally; these include our recently released fifth-generation da Vinci 5 surgical system, our fourth-generation da Vinci X, da Vinci Xi, and da Vinci SP surgical systems, and our third-generation da Vinci Si surgical system.
Our recently released da Vinci 5 surgical system builds on da Vinci Xi’s highly functional design, featuring force feedback technology and instruments that enable surgeons to sense and measure the force exerted on tissue during surgery. It also includes new surgeon controllers, powerful vibration and tremor controls, a next-generation 3D display and image system, and throughput and workflow enhancements, such as an integrated electrosurgical unit and insufflation capabilities technology. Da Vinci 5 has more than 10,000 times the computing power of da Vinci Xi, allowing for innovative new system capabilities and advanced digital experiences, including integration with our My Intuitive app, SimNow (virtual reality simulator), Case Insights (computational observer), and Intuitive Hub (edge computing system). Additionally, the redesigned console provides greater surgeon comfort with customizable positioning, allowing surgeons to find their best fit for surgical viewing and comfort, including the ability to sit completely upright.
Our da Vinci surgical systems are comprised of the following components:
Surgeon Console. The da Vinci surgical system allows surgeons to operate while comfortably seated at an ergonomic console viewing a three-dimensional, high definition (“3DHD”) image of the surgical field. The surgeon’s fingers grasp instrument controls below the display with the surgeon’s hands naturally positioned relative to his or her eyes. Using electronic hardware, software, algorithms, and mechanics, our technology translates the surgeon’s hand movements into precise and corresponding real-time micro movements of the da Vinci instruments positioned inside the patient.
On most of our current systems (da Vinci 5, da Vinci X, da Vinci Xi, da Vinci SP, and da Vinci Si), a second surgeon console may be used in two ways: to provide assistance to the primary surgeon during surgery or to act as an active learning aid during surgeon-proctor training sessions. With the da Vinci 5, da Vinci X, da Vinci Xi, da Vinci SP, and da Vinci Si, a surgeon sitting at a second console can view the same surgery as the primary surgeon and can be passed control of some or all of the da Vinci instruments during the surgery. In addition, surgeons can control 3D virtual pointers to better facilitate training and other care team interactions. The da Vinci surgical system is designed to allow surgeons to operate while seated, which may be clinically advantageous because of reduced surgeon fatigue. The da Vinci surgical system’s design provides natural hand-eye alignment at the surgeon console. Because the da Vinci surgical system’s robotic arms hold the camera and instruments steady, there is less surgeon and assistant fatigue and enhanced control by the surgeon.
Patient-Side Cart. The patient-side cart holds electromechanical arms that translate the motion of the surgeon’s hand to manipulate the instruments inside the patient. For our da Vinci 5, da Vinci X, da Vinci Xi, and da Vinci Si surgical systems, up to four arms attached to the cart can be positioned, as appropriate, and then locked into place. At least two arms hold surgical instruments, one representing the surgeon’s left hand and one representing the surgeon’s right hand. A third arm positions the endoscope, allowing the surgeon to easily move, zoom, and rotate the field of vision. A fourth instrument arm extends surgical capabilities by enabling the surgeon to add a third instrument to perform additional tasks. Our da Vinci single-port (“SP”) surgical system is designed for single-incision or natural orifice surgery. A single arm delivers three multi-jointed instruments and a fully articulating 3DHD endoscope for visibility and control in narrow surgical spaces. The instruments and the camera all emerge through a single cannula and are triangulated around the target anatomy to avoid external instrument collisions that can occur in narrow surgical workspaces.
3DHD Vision System. Our vision system includes a 3DHD endoscope with two independent vision channels linked to two separate color monitors through sophisticated image processing electronics and software. The resulting 3DHD image has high resolution, high contrast, low flicker, and low cross fading. A digital zoom feature in the 3DHD vision system allows surgeons to magnify the surgical field of view without adjusting the endoscope position, reducing interference between the endoscope and instruments. The 3DHD vision system is a standard, integrated feature on all of our surgical systems.
Firefly Fluorescence Imaging (“Firefly”). This imaging capability combines an injectable fluorescent dye with a specialized da Vinci camera head, endoscope, and laser-based illuminator to allow surgeons to identify vasculature, tissue perfusion, or biliary ducts in three dimensions beneath tissue surfaces in real-time. The most common procedural categories for the use of Firefly are urology, gynecology, and general surgery. Firefly is a standard feature of the da Vinci 5, da Vinci X, da Vinci Xi, and da Vinci SP surgical systems.
Da Vinci Integrated Table Motion. Integrated Table Motion coordinates the movements of the da Vinci robotic arms with an advanced operating room (“OR”) table, the TS 7000dV OR Table sold by Hillrom (now a part of Baxter International Inc.). This gives OR teams the capability to dynamically change the positioning of the operating table during da Vinci surgical system procedures to manage the patient’s position in real-time while the da Vinci robotic arms remain docked. This enables surgeons to extend reach, facilitate access, and choose the angle of approach to target anatomy, as well as reposition the table during the procedure to enhance anesthesiologists’ management of the patient. Integrated Table Motion is a standard feature for da Vinci 5 surgical systems and is available as an upgrade for da Vinci Xi surgical systems.

Ion Endoluminal System
In 2019, the FDA cleared our Ion endoluminal system, which is a flexible, robotic-assisted, catheter-based platform that utilizes instruments and accessories for which the first cleared indication is minimally invasive biopsies in the lung. Our Ion system extends our commercial offering beyond surgery into diagnostic, endoluminal procedures.
The system features an ultra-thin, ultra-maneuverable catheter that can articulate 180 degrees in all directions. Ion incorporates real-time shape-sensing technology, which allows for navigation into all segments of the lung and provides the procedural stability necessary for precision in a biopsy. Many suspicious lesions found in the lung may be small and difficult to access, which can make diagnosis challenging, and Ion helps physicians obtain tissue samples from deep within the peripheral lung, which could help enable earlier diagnosis.
Instruments and Accessories
We offer a comprehensive suite of stapling, energy, and core instrumentation for our da Vinci surgical systems. Our technology is designed to transform the surgeon’s natural hand movements outside of the body into corresponding micro-movements inside the patient’s body and operate with precision, just as they can in open surgery. With our technology, a surgeon can also use “motion scaling,” a feature that translates, for example, a three-millimeter hand movement outside the patient’s body into a one-millimeter instrument movement in the surgical field inside the patient’s body. Motion scaling is designed to allow precision and control for delicate tasks. In addition, our technology filters the tremor inherent in a surgeon’s hands.
Da Vinci Instruments. Most of the instruments that we manufacture incorporate wristed joints for natural dexterity and tips customized for various surgical procedures. Various da Vinci instrument tips include forceps, scissors, electrocautery tools, scalpels, and other surgical tools that are familiar to the surgeon from open surgery and conventional minimally invasive surgery (“MIS”). A variety of instruments may be selected and used interchangeably during a surgery. Most instruments are sterilizable at the hospital, while others are provided sterile, and most are reusable for a defined number of procedures. A programmed memory chip inside each instrument performs several functions that help determine how the da Vinci surgical system and instruments work together. In addition, the chip generally will not allow the instrument to be used for more than the prescribed number of procedures to help ensure that its performance meets specifications during each procedure.
Da Vinci Stapling. The SureForm and EndoWrist staplers are wristed, stapling instruments intended for resection, transection, and creation of anastomoses. These instruments enable surgeons to precisely position and fire the stapler. We have various staplers that can be used with our da Vinci 5, da Vinci X, and da Vinci Xi surgical systems: the SureForm 30, 45, and 60 staplers, where the numeric designation indicates the length of the staple line. SureForm staplers are single-use, fully wristed, stapling instruments intended to be used in general, thoracic, gynecologic, urologic, and pediatric surgical procedures. The SureForm 30 stapler may deliver particular utility in thoracic procedures. The SureForm 45 stapler may receive particular use in thoracic and colorectal procedures where maneuverability and visualization are limited; we now also have a SureForm 45 stapler available for the da Vinci SP surgical system. The SureForm 60 stapler is intended to deliver particular value in bariatric procedures. Outside of the U.S. (“OUS”), we also offer the EndoWrist 30 and 45 staplers that can be used with our da Vinci X and da Vinci Xi surgical systems. The EndoWrist 30 stapler is intended to deliver particular utility with fine tissue interaction in lobectomy and other thoracic procedures. The EndoWrist 45 stapler is used in general, gynecologic, thoracic, and urologic surgical procedures. We also have various clearances for five stapler reloads: gray (2.0 mm), white (2.5 mm), blue (3.5 mm), green (4.3 mm), and black (4.6 mm). Not all reloads are available for use on all staplers. Not all staplers or reloads are available in all countries.
Additionally, we recently introduced our 8 mm SureForm 30 Curved-Tip stapler and reloads (gray, white, and blue), which were designed to help surgeons better visualize and reach anatomy through a combination of the 8 mm diameter instrument shaft and jaws, 120-degree cone of wristed articulation, and the curved tip. As it fits through the 8 mm da Vinci surgical system instrument cannula, the stapler allows different angles for surgeons to approach patient anatomy. Consistent with our other SureForm staplers, the 8 mm SureForm 30 Curved-Tip stapler integrates SmartFire technology, which makes automatic adjustments to the firing process as staples are formed and the transection is made. The technology takes more than 1,000 measurements per second, helping achieve a consistent staple line.
Da Vinci Energy. Our first-generation E-100 generator is offered as an upgrade to power our da Vinci Vessel Sealer Extend and SynchroSeal instruments. Additionally, we recently introduced our second-generation E-200 generator, an advanced electrosurgical generator designed to provide high-frequency energy for cutting, coagulation, and vessel sealing of tissues. The E-200 generator is integrated with the da Vinci 5 surgical system, is compatible with our da Vinci X and Xi surgical systems, and can also function as a standalone electrosurgical generator. When connected to a da Vinci surgical system, the E-200 delivers high-frequency energy to da Vinci instruments, with control and status messages communicated through an Ethernet cable. The E-200 generator is also compatible with third-party handheld monopolar and bipolar instruments, as well as fingerswitch-equipped instruments and Intuitive-provided auxiliary footswitches. The E-200 generator includes the same advanced energy capability as the E-100 generator and supports the same vessel sealing instruments.
Vessel Sealer Extend is a single-use, fully wristed, advanced bipolar instrument that is intended for grasping and blunt dissection of tissue, bipolar coagulation, and mechanical transection of vessels up to 7 mm in diameter and tissue bundles that fit in the jaws of the instrument. This instrument enables surgeons to control vessel sealing and is designed to enhance surgical efficiency and autonomy in a variety of general and gynecologic surgical procedures. It is compatible with our da Vinci 5, da Vinci X, and da Vinci Xi surgical systems.
SynchroSeal enables a surgeon to perform rapid, one-step sealing and transection with a single pedal press. SynchroSeal uses advanced bipolar energy from its raised cut electrode to transect tissue and then cool down quickly.
Accessory Products. We sell various accessory products, which are used in conjunction with the da Vinci surgical systems. Accessory products include sterile drapes used to help ensure a sterile field during surgery, vision products, such as replacement 3D stereo endoscopes, camera heads, and light guides, and other items that facilitate the use of the da Vinci surgical systems.
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
Intuitive Learning. Intuitive Learning is our customer learning management system that empowers customers to complete technology and procedure education, while also being able to view, assign, and track technology and simulation learning. Intuitive Learning provides professional education for surgeons/physicians, residents/fellows, care teams, patient side assists, robotic coordinators, and sterile reprocessing staff.
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
Services
We have a network of field service engineers across the U.S., Canada, Europe, and Asia and maintain relationships with various distributors around the globe. This infrastructure of customer service and support specialists offers a full complement of services, including installation, repair, maintenance, 24/7 technical support, and proactive system health monitoring.
Our comprehensive support and program assistance helps ensure customers and care teams maximize program performance and realize the greatest value from their investment. Services include readiness support, maintenance support, perioperative consulting, Custom Hospital Analytics, and market consulting optimization.
Readiness and Maintenance Support. Readiness support is operational support to ensure smooth onboarding and adoption of new systems and technology. Maintenance support helps to maximize operational efficiency and reduce unplanned equipment downtime. It includes service care plans, support teams, OnSite monitoring, software upgrades and updates, as well as a customer portal.
The service plan portfolio offers flexible service plans to ensure reliability of the systems and instruments and help optimize customers’ robotics programs. The support team of expert field service, remote technical support, and customer care agents both prevent and quickly resolve technology issues that could inhibit optimal system utilization. OnSite monitoring offers real-time remote service for pre-operative and intraoperative troubleshooting, as well as proactive monitoring of system performance. Software upgrades and updates enable the latest product innovations, enhancements, and reliability improvements. The customer portal is an online tool that enables customers to access system utilization and program analytics, view orders and maintenance history, and initiate product returns and exchanges to help achieve the operational and financial goals of a robotics program.
Perioperative Consulting. We offer a suite of customized solutions to improve a hospital’s efficiency and performance with Intuitive technologies. New system integration support is available to streamline the start-up process and expedite increased procedure volumes. Overall program assessments help to support efficiency improvements, cost reductions, and system access optimization.
Program Analytics. Our Custom Hospital Analytics program enables the integration of data sources so that individual health institutions can analyze their data in their own environment. Using this data, hospital and healthcare system executives, administrators, care teams, and surgeons can gain alignment around their programs based on their KPIs, determine best practices, assess gaps, and develop and implement actionable steps to address any gaps.
Digital Solutions
Integrated digital capabilities provide connected offerings, streamlining performance for hospitals with program-enhancing insights. Secure-by-design, cloud-enabled products analyze and simplify essential data to continuously optimize the use of time, tools, and techniques. Data that powers our digital solutions comes from our vast network of connected surgical systems. This network also enables Intuitive to proactively monitor product performance with high uptime reliability, as well as to provide timely software updates. Our latest da Vinci 5 surgical system incorporates an OR informatics platform that integrates multiple applications and data sets to help orchestrate medical procedure workflows and powers data insights to Intuitive customers.
3D Modeling Services. Intuitive 3D Models is our augmented reality imaging product for use in kidney, prostate, lung, and rectal procedures. The service extracts CT and MR scans, runs them through segmentation algorithms and, after technicians’ revision and radiologists’ review, returns a 3D segmented model of the organ for use in planning for a procedure, intraoperative visualization, and surgical education. The tool uses augmented reality to give surgeons an image with details of organ anatomy – blood vessels, tumor shape, and size – that they may not be able to see well with other two-dimensional imaging. Intuitive designed this to help with pre-operative planning and intraoperative guidance to let surgeons know where critical anatomy sits as they work through a procedure, as well as to be shared as a teaching tool for other physicians and patients. The product has recently been launched, and the first sites have been onboarded and are ordering models.
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
My Intuitive+. My Intuitive+ is a digital subscription package available with the da Vinci 5 platform. It is designed to enable da Vinci users to access surgical video and data collected to objectively understand their surgical performance, collaborate in real time, and receive personalized training exercises. The solutions included in this package are Case Insights, Telepresence, and SimNow 2.
Business Strategy
We align our goals to those of our customers through the Quintuple Aim: enabling physicians and hospitals to deliver better patient outcomes and improve the patient and care team experience, while expanding access to care and lowering the total cost to treat per patient episode. Through the use of Intuitive’s products and services, we seek to create value for patients, physicians, and hospitals, as summarized below.
Patient Value. We believe that the value of a medical procedure to a patient can be defined: Patient Value = Procedure Efficacy / Invasiveness. We define procedure efficacy as a measure of the success of the procedure in helping resolve the underlying disease, and invasiveness as a measure of patient pain and disruption of regular activities.
Adoption of Intuitive technology occurs by procedure and by geographic market and is driven by the relative patient value and the total intervention costs of da Vinci and Ion procedures as compared to alternative options. We believe that most patients will place a higher value on procedures that are not only more efficacious but also less invasive. When the patient value of a procedure using an Intuitive product is greater than that of alternative intervention options, patients may benefit from seeking out physicians and hospitals that offer those products, which could potentially result in a local geographic shift. Our goal is to provide products to physicians who, in turn, provide patients with procedure options that are both highly effective and less invasive than others.
Physician Value. Intuitive products and services provide physicians with reliable and easy-to-use products that deliver superior ergonomics. We offer physicians and their operating room staff efficient and effective training on the technical use of our products as well as a global peer network of surgeon proctors and educators and advanced coursework. We help surgeons easily track and analyze their procedures and processes through the My Intuitive app to explore their data and gain insights into their program and training needs.
Moreover, Ion, for example, brings physicians an integrated bronchoscopy experience from visualizing critical lung anatomy and planning each patient’s procedure to navigating and biopsying small peripheral nodules. Results from studies have demonstrated a strong safety profile, with a relatively low occurrence of pneumothorax.
Hospital Value. As recognized and evidenced in many published, peer-reviewed studies, we believe that robotic-assisted surgery with the da Vinci surgical system can help hospitals build value by increasing surgical revenue and reducing costs through lower complication rates and reduced lengths of patient stay, when compared to alternative treatment options. We offer our Custom Hospital Analytics program, which enables the individual health institutions to analyze their data in their own environment. Using this data, administrators, chiefs of surgery, and physicians can gain alignment around their programs based on their own data and goals.
Clinical Applications
There are over 70 representative clinical uses for da Vinci surgical systems. We are the beneficiaries of productive collaborations with leading surgeons in exploring and developing new techniques and applications for robotic-assisted surgery with the da Vinci surgical system and minimally invasive biopsies with the Ion endoluminal system—an important part of our creative process. We primarily focus our development efforts on those procedures in which we believe our products bring the highest patient value, surgeon value, and hospital value. We currently focus on five surgical specialties: general surgery, urologic surgery, gynecologic surgery, cardiothoracic surgery, and head and neck surgery. Key procedures that we are focused on include cholecystectomy, hernia repair, colorectal, bariatric, upper gastrointestinal, appendectomy, prostatectomy, partial nephrectomy, hysterectomy, sacrocolpopexy, lobectomy, and transoral surgery procedures. We also focus on minimally invasive biopsies in the lung. Representative surgical applications are described below.
Clinical Summary
General Surgery
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
Upper Gastrointestinal (GI). Upper GI surgery treats conditions affecting the upper part of the digestive system, such as stomach ulcers, esophageal strictures, hiatal hernias, and various cancers. Common procedures includes gastrectomy, hiatal hernia repair, and Nissen fundoplication to treat severe gastroesophogeal reflux disease. Da Vinci surgical systems allow surgeons to reach and operate in constricted areas of the abdomen that can be difficult to reach. Thousands of peer-reviewed articles have demonstrated favorable perioperative outcomes.
Appendectomy. An appendectomy is the surgical removal of the appendix, most commonly performed to treat appendicitis, which, if left untreated, can rupture and lead to a life-threatening infection. Use of the da Vinci surgical system for appendectomy procedures has shown to result in shorter length of stay and fewer conversions as compared to a laparoscopic approach. In addition, SureForm 30, as well as our advanced energy products, may have particular utility in appendectomy.
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
We believe that there are numerous additional applications that can be addressed with the da Vinci surgical system, and we work closely with our surgeon customers to refine and explore new applications that can bring value to patients, surgeons, and hospitals.
Da Vinci Procedure Mix
Our da Vinci procedure business is broadly split into two categories: (1) cancer procedures and (2) procedures for benign conditions. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex procedures for benign conditions. Thus, hospitals are more sensitive to the costs associated with treating less complex, benign conditions. Our strategy is to provide hospitals with attractive clinical and economical solutions across the spectrum of procedure complexity. Our fully featured da Vinci 5 and da Vinci Xi surgical systems with advanced instruments (including the da Vinci energy and da Vinci stapler products) and our Integrated Table Motion product target the more complex procedure segment. Our da Vinci X surgical system is targeted toward price-sensitive customers and procedures. Our da Vinci SP surgical system complements our da Vinci 5, da Vinci X, and Xi surgical systems by enabling surgeons to access narrow workspaces.
Sales and Customer Support
Sales Model
We sell our products and services through direct sales organizations in the U.S., Europe (excluding Italy, Spain, Portugal, Greece, and Eastern European countries), China (through our majority-owned joint ventures, Intuitive Surgical-Fosun Medical Technology (Shanghai) Co., Ltd. and Intuitive Surgical-Fosun (HongKong) Co. Ltd. (collectively, the “Joint Venture”), with Fosun Pharma), Japan, South Korea, India, Taiwan, and Canada. In the U.S. (for some government customers), China, and Japan, we also utilize certain distributors in addition to our direct sales organization. In the remainder of our OUS markets, we provide our products for sale through distributors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details on the Joint Venture. During the years ended December 31, 2025, 2024, and 2023, domestic revenue accounted for 68%, 67%, and 66%, respectively, of total revenue, while revenue from our OUS markets accounted for 32%, 33%, and 34%, respectively, of total revenue.
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
Customer Support
We have a network of field service and technical support engineers across the U.S., Canada, Europe, and Asia and maintain relationships with various distributors around the globe. This infrastructure of customer service and support specialists, along with advanced service tools and solutions, offers a full complement of services, including installation, repair, maintenance, 24/7 technical support, and proactive system health monitoring. We generate service revenue by providing these services to our customers through comprehensive service contracts and time and material programs.
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
Manufacturing
We manufacture our systems at our facilities in Sunnyvale, California, and Peachtree Corners, Georgia, as well as at our Joint Venture’s facility in Shanghai, China. Our instruments and accessories are produced at our facilities in Sunnyvale, California, and Mexicali, Mexico. Additionally, we have Ion-related manufacturing in Blacksburg, Virginia, and endoscope-related manufacturing in Parvomay, Bulgaria and at multiple sites in Germany.
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
Competition
We face competition in the forms of existing open surgery, conventional MIS (laparoscopy), drug therapies, radiation treatment, and other emerging diagnostic and interventional surgical approaches. Some of these procedures are widely accepted in the medical community and, in many cases, have a long history of use. Our success depends on continued clinical and technical innovation, quality, and reliability, as well as educating hospitals, surgeons, and patients on the demonstrated results associated with robotic-assisted medical procedures using da Vinci surgical systems or Ion endoluminal systems and their value relative to other techniques. We also face competition from several companies that have introduced or are developing new approaches and MIS products. We believe that the entrance or emergence of competition validates MIS and robotic-assisted surgery or robotic-assisted bronchoscopy.
Moreover, as we add new robotically controlled products (e.g., da Vinci stapling and da Vinci energy products) that compete with product offerings traditionally within the domains of open surgery and/or conventional MIS, we face greater competition from larger and well-established companies, such as Johnson & Johnson and Medtronic plc.
Additionally, we currently face, or anticipate facing, competition from companies with products used in open or MIS surgeries, including laparoscopy and alternative multi-port, single-port, or endoluminal systems. We also compete with companies providing other therapeutic approaches for addressing target clinical conditions, as well as companies developing diagnostic solutions that could serve as alternatives to current or planned Intuitive offerings. Companies that have introduced products in the field of robotic-assisted medical procedures, or have made explicit statements about their efforts to enter the field, include, but are not limited to, the following: Beijing Surgerii Robotics Company Limited; CMR Surgical Ltd.; Distalmotion SA; Harbin Sizhe Rui Intelligent Medical Equipment Co., Ltd.; Johnson & Johnson; Karl Storz SE & Co. KG; Medicaroid Corporation; Medtronic plc; meerecompany Inc.; Noah Medical Corporation; Shandong Weigao Group Medical Polymer Company Ltd.; Shanghai Microport Medbot (Group) Co., Ltd.; Shenzhen Edge Medical Co., Ltd.; and SS Innovations International, Inc. Other companies with substantial experience in industrial robotics could potentially expand into the field of medical robotics and become competitors. Additionally, we expect increasing competition within China for robotic-assisted systems. Our revenues may be reduced due to pricing pressure if our competitors develop and market products that are more effective or less expensive than our products. In addition, research efforts utilizing computers and robotics for medical procedures are underway at various companies and research institutions. Our revenues may be adversely impacted as our competitors announce their intent to enter our geographic markets and as our customers anticipate the availability of competing products. We may not be able to maintain or improve our competitive position against current or potential competitors, especially those with greater resources.
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
As of December 31, 2025, we owned more than 5,600 patents granted and still in force and more than 2,500 patents pending worldwide. We intend to continue filing new patent applications in the U.S. and foreign jurisdictions to seek protection for our technology. Patents have finite terms. The expiration of a patent ends the exclusive rights accorded by the patent for the invention claimed.
Government Regulation
Our products and operations are subject to regulation in the U.S. by the FDA and the State of California as well as by other countries and regions in which we market and promote our products. In addition, our products must meet the requirements of a large and growing body of international regulations and standards, which govern the design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use, and disposal of our products. We must continually keep abreast of these regulations, standards, and requirements and integrate our compliance into the development and regulatory documentation for our products. Failure to meet these requirements could limit our ability to market our products in those regions that require compliance with such regulations and standards. Examples of standards to which we are subject include electrical safety standards, such as those of the International Electrotechnical Commission (e.g., IEC 60601-ss series of standards), and composition regulations, such as the Reduction of Hazardous Substances (“RoHS”) and the Waste Electrical and Electronic Equipment (“WEEE”) Directives applicable in the European Union (“EU”), among others.
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
Our manufacturing processes are required to comply with the Quality Management System Regulation (“QMSR”). The QMSR, which became effective on February 2, 2026, incorporates certain elements of ISO 13485:2016 by reference and covers, among other things, the methods used in, and the facilities and controls used for, the design, testing, controlling, documenting, manufacture, packaging, labeling, storage, installation, and servicing of all medical devices intended for human use. The QMSR also requires maintenance of extensive records, which demonstrate compliance with the FDA regulation, the manufacturer’s own procedures, specifications, and testing, as well as distribution and post-market experience. Compliance with the QMSR is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the U.S. A company’s facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with applicable QMSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:
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
Other Healthcare Regulatory Laws
We are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell, and distribute our products. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
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

•the federal criminal and civil false claims laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions against individuals or entities, and the Federal Civil Monetary Penalties Laws, which prohibit, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Moreover, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
•the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder (collectively “HIPAA”), which imposes criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

Japan
Most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they receive regulatory approval to be sold in Japan. We obtained approval from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for our da Vinci Si surgical system in October 2012, for our da Vinci Xi surgical system in March 2015, and for our da Vinci X surgical system in April 2018. In September 2022, we received regulatory clearance for the da Vinci SP surgical system in Japan for the same set of procedures as can be performed on the da Vinci Xi surgical system in Japan. In July 2025, we received regulatory clearance for our latest da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac indications. We have received national reimbursement status in Japan for a number of procedures since the approval of our first da Vinci surgical system in 2012. An additional eight da Vinci procedures were granted reimbursement in April 2022, including colon resection, and an additional five da Vinci procedures were granted reimbursement in April 2024, including lobectomy for benign conditions. In addition, we received higher reimbursement for da Vinci gastrectomy procedures, as compared to open and conventional laparoscopic procedure reimbursements, and higher reimbursement for certain da Vinci rectal resection procedures, as compared to open procedure reimbursements. The additional reimbursed procedures have varying levels of conventional laparoscopic penetration and will generally be reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these additional procedures, there can be no assurance that the adoption pace for these procedures will be similar to prostatectomy or partial nephrectomy, given their higher reimbursement, or any other da Vinci procedure. If these procedures are not adopted and we are not successful in obtaining adequate procedure reimbursements for additional procedures, then the demand for our products in Japan could be limited. The process of reimbursement for new da Vinci surgical procedures in Japan is led by the surgical societies. The societies submit for reimbursement or incremental reimbursement to the MHLW for their evaluation. The decision to reimburse requires in-country clinical data and is fixed in April of even-numbered years.
European Union
The EU has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling, and adverse event reporting for medical devices. Until and including May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC (the “EU Medical Devices Directive” or “EU MDD”), which has been repealed and replaced by Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation” or “EU MDR”). Our current certificates have been granted under the EU MDD and EU MDR. In accordance with the EU MDR’s recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the EU MDD prior to May 26, 2021, and (ii) legacy devices lawfully placed on the EU market after May 26, 2021, in accordance with the EU MDR transitional provisions, may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU MDR with regard to the registration of economic operators and of devices, post-market surveillance, and vigilance requirements.
Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU MDR.
In the EU, there is currently no premarket government review of medical devices. However, the EU requires that all medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU MDR, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks that may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the general safety and performance requirements as a practical matter, as it creates a rebuttable presumption that the device satisfies that general safety and performance requirements.
Compliance with the general safety and performance requirements of the EU MDR is a prerequisite for European Conformity (“CE”) marking, without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and performance requirements, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the general safety and performance requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I), where the manufacturer can issue an EC declaration of conformity based on a self-assessment of the conformity of its products with the general safety and performance requirements (except for any parts that relate to sterility, metrology, or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality system (notified body must presume that quality systems that implement the relevant harmonized standards, which is ISO 13485:2016 for Medical Devices Quality Management Systems, conform to these requirements). If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.
Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).
The EU MDR requires that, before placing a device on the market, other than a custom-made device, manufacturers (as well as other economic operators, such as authorized representatives and importers) must register by submitting identification information to the European database on medical devices (EUDAMED), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address, and contact details of the person or persons responsible for regulatory compliance. The EU MDR also requires that, before placing a device on the market, other than a custom-made device, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (“UDI-DI”), specific to a device, and a production identifier (“UDI-PI”) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on EUDAMED, which includes the UDI database, and for keeping it up to date. The obligations for registration in EUDAMED will become applicable on May 28, 2026, for the four first modules related to (i) economic actor and (ii) UDI/Devices registrations, (iii) notified bodies and certificates, and (iv) market surveillance. Until EUDAMED is fully functional, the corresponding provisions of the MDD continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.
All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system, which has been reinforced by the EU MDR. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through EUDAMED (once functional) and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors, such as the economic operators in the supply chain, will also be informed. Until EUDAMED is fully functional, the corresponding provisions of the MDD continue to apply. Manufacturers are required to take FSCAs, which are defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. A serious incident is any malfunction or deterioration in the characteristics or performance of a device on the market (e.g., inadequacy in the information supplied by the manufacturer, undesirable side-effect, etc.), which, directly or indirectly, might lead to either the death or serious deterioration of the health of a patient, user, or other persons, or to a serious public health threat. An FSCA may include the recall, modification, exchange, destruction, or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.
Manufacturers (and authorized representatives) must also have available within their organization at least one person responsible for regulatory compliance, or PRRC, who possesses the requisite expertise in the field of medical devices. The PRRC is responsible for all aspects of compliance with the requirements of the EU MDR and in particular compliance with post-market surveillance and vigilance requirements.
The advertising and promotion of medical devices are subject to some general principles set forth in EU legislation. According to the EU MDR, only devices that are CE marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced, and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.
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
The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”), which consists of the 27 EU member states as well as Iceland, Liechtenstein, and Norway.
Brexit and the UK Regulatory Framework
Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) has been the sovereign regulatory authority responsible for Great Britain (i.e., England, Wales, and Scotland) medical device clearances. Following the end of the Brexit transitional period on January 1, 2021, new regulations require all medical devices to be registered with the MHRA before being placed on the Great Britain market. From January 1, 2022, non-UK manufacturers were required to appoint a UK Responsible Person for the purposes of registering devices placed on the Great Britain market. Under the terms of the Protocol on Ireland/Northern Ireland, the EU MDR applies to medical devices placed on the Northern Ireland market in the same way as it applies to medical devices marketed in the EU. In addition, the Trade Deal between the UK and the EU generally provides for cooperation and exchange of information between the parties in the areas of product safety and compliance, including market surveillance, enforcement activities and measures, standardization-related activities, exchanges of officials, and coordinated product recalls. As such, processes for compliance and reporting should reflect requirements from regulatory authorities.
On June 16, 2025, the UK adopted an amendment to the Medical Devices Regulations 2002 (“UK Medical Devices Regulations”) intended to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. In addition, the MHRA launched a consultation between November 14, 2024, and January 5, 2025, on proposals to update the pre-market requirements for medical devices in Great Britain. On July 22, 2025, the MHRA published a response to the consultation confirming that it will incorporate the results of this consultation into new UK legislation on pre-market requirements for medical devices in Great Britain. A draft of the new legislation is expected in 2026. Under the current UK Medical Devices Regulations, certain medical devices need to be “UKCA” certified by a UK approved body in order to be lawfully placed on the Great Britain market. However, certain medical devices in compliance with: (1) the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028; or (2) the EU Medical Devices Regulation can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2030. The MHRA has confirmed that it intends to launch a consultation regarding the indefinite recognition of such medical devices in Great Britain. Medical devices also need to bear a physical UK Conformity Assessment (“UKCA”) mark in order to be lawfully placed on the Great Britain market. However, the MHRA has confirmed in its recent response to the consultation on pre-market requirements for medical devices in Great Britain that it intends to remove the requirement for a medical device and its labeling (i.e., packaging and instructions for use) in Great Britain to bear a physical UKCA mark. Instead of requiring a medical device and its labeling to bear a UKCA mark, manufacturers will be required to assign a UDI to a medical device and register the UDI in a publicly accessible database before the medical device is placed on the Great Britain market. If this change is implemented, we will no longer be required to affix the physical UKCA mark to our medical devices, but we will need to assign and affix a UDI and register the UDI in a publicly accessible database.
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
Data Privacy and Security Laws
In connection with operating our business, we receive, store, use, and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws. Numerous state, federal, and foreign laws, regulations, standards, and other obligations govern the collection, use, disclosure, confidentiality, and security of personal information, including health-related information. For example, in the U.S., HIPAA imposes privacy, security, and breach notification obligations on covered entities and their business associates to ensure the confidentiality, integrity, and availability of individually identifiable health information. At the state level, multiple states have enacted comprehensive consumer privacy laws. Notably, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. We are also subject to various foreign data privacy laws, including the European Union General Data Protection Regulation 2016/679 and applicable national supplementing laws and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018, as well as applicable data privacy laws in China. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
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
Healthcare Reform
In the U.S., there have been, and continue to be, legislative initiatives designed to contain healthcare costs. For example, the Patient Protection and Affordable Care Act (the “ACA”) enacted in March 2010 introduced significant changes affecting healthcare providers, insurers, pharmaceutical companies, and medical device manufacturers, including revenue-generating provisions to fund expanded health insurance coverage and support research of the comparative effectiveness of healthcare treatments and strategies. To date, this research has had a negligible effect on Medicare and other third-party payor coverage and reimbursement policies. Since enactment of the ACA, additional legislative changes have included an aggregate reduction in Medicare payments effective from April 1, 2013, through 2032. More recently, the One Big Beautiful Bill Act (the “OBBBA”), enacted on July 4, 2025, contains provisions that, among other changes, may cause a decrease in enrollment in Medicaid and ACA marketplace plans, which could adversely affect demand for our products. Additionally, individual U.S. states are increasingly enacting laws to control product pricing, reimbursement, and marketing cost transparency.
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

Human Capital
Delivering on our mission depends on our ability to attract, engage, retain, and further develop top talent around the globe. We strive to enable this by making Intuitive an inclusive and safe workplace with opportunities for our employees, regardless of background, to grow and develop in their careers. Intuitive provides competitive compensation, benefits, and programs that encourage employee health and wellness as well as foster connections between our employees, the communities, and the customers we serve.
As of December 31, 2025, we had approximately 17,021 full-time employees, with approximately 2,288 in research and development, 7,625 in manufacturing operations, 4,837 in commercial and service operations, and 2,271 in administrative activities. During 2025, the number of employees increased by approximately 1,383. Our employees are based in 29 different countries around the world. Our global workforce consists of a diverse range of highly skilled talent. During 2025, our turnover rate was approximately 9.3%.
Inclusion and Diversity
Intuitive’s inclusion and diversity (“I&D”) mission is to work to build an environment where every individual can belong and flourish – in our company and the communities we serve.
We believe that everyone should feel included and fairly treated, and we embrace the unique qualities that make people who they are. This includes all genders and gender identities, races, ethnicities, ages, national origins, native languages, disabilities, sexual orientations, body sizes, military backgrounds, cognitive styles, socioeconomic backgrounds, religions, and family structures. We believe an inclusive environment promotes the ability to propel innovation and creativity forward.
We have a four-part strategy to guide our I&D efforts: promoting an inclusive experience, where employees from all backgrounds feel welcome, supported, and valued; building a workforce open to the full range of qualified individuals to fuel innovation and better mirror the customers and patients we serve; continuously investing in and enhancing the fairness of our people practices and sharing progress; and strengthening industry engagement through collaboration with our customers, the broader healthcare community, and shareholders. We aim to pursue this strategy through various initiatives, including assessing our efforts through a compliance lens; our policies prohibit unlawful discrimination against individuals on the basis of any protected characteristic.
Details of our employee workforce composition, including a link to our Employer Information Report (“EEO-1”) submission to the U.S. Equal Employment Opportunity Commission (“EEOC”), are available on our website. Although we reference the availability of our EEO-1 on our website in this Annual Report on Form 10-K, our EEO-1 and any other materials on our website are not incorporated by reference into this Annual Report on Form 10-K or any of our other filings under the Securities Act of 1933, as amended, or the Exchange Act. While matters discussed in such EEO-1 and other website materials may be significant, any significance should not be read as necessarily rising to the level of materiality used for the purposes of our compliance with the U.S. federal securities laws, even if we use the word “material” or “materiality” or similar language in such materials.
From a governance perspective, maintaining a mix of backgrounds and experience in our Board composition is essential to being able to understand, represent, and reflect the needs of our diverse stakeholders. Currently, five of our 11 Board members (45%) are women, and five of our 11 Board members (45%) self-identify as individuals from underrepresented communities (defined as an individual who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or LGBTQ+).
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
Compensation and Benefits
We provide compensation and benefits programs to help meet the needs of our employees. In addition to base compensation, these programs, which vary by country and region, include short-term incentives in the form of annual bonuses and commissions, long-term incentives in the form of stock or cash-based awards, an Employee Stock Purchase Plan, retirement savings plans, healthcare, income protection benefits, paid time off, family leave, and family care resources, among many others.
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
We continue to conduct annual pay equity audits for our full-time U.S. workforce, focusing on pay ratios among self-identified gender and race/ethnicity groups. These audits take into account job roles and locations, among other factors. While many factors can impact compensation, minor variations may still occur. The data from our 2025 pay equity audit revealed an adjusted pay gap deviation of approximately 0.5% or less for each gender and race, which we consider to fall within the normal compensation variability range. We are proud to have strong pay practices and policies that have helped us to achieve this level of pay equity.
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
Furthermore, our talent development initiatives include various team effectiveness assessments and solutions tailored to meet the needs of our growing global teams. These solutions range from cross-cultural dexterity programs to assessing and leveraging individual and team strengths. We gather feedback from our teams annually through our Employee Experience survey, holding leaders accountable for taking action based on the feedback received. In 2025, Intuitive achieved a 92% employee engagement score, signaling a strong employee commitment to our mission and the work we do each day.
Community Programs
We believe that building connections between our employees, their families, and our communities creates a more meaningful, fulfilling, and enjoyable workplace. Through our engagement programs, our employees can pursue their interests and hobbies, connect to volunteering and giving opportunities, and enjoy unique recreational experiences with family members.
The Intuitive Foundation is a nonprofit organization established in 2018 and funded by Intuitive. Since its founding, the Intuitive Foundation has been dedicated to promoting health, advancing education, and reducing human suffering. The Foundation supports outreach programs financially while we provide the volunteers and mentors from within our company. Since its inception, we have contributed $240 million to the Intuitive Foundation to fulfill its mission.
We encourage you to review our 2025 Environmental, Social, and Governance (“ESG”) Report (to be made available in the “About Us — Investors” section of our website at https://isrg.intuitive.com) for more detailed information regarding our Human Capital programs and initiatives. Although we reference our ESG Report in this report, the ESG report and any other materials on our corporate website are not incorporated by reference into this Annual Report or any other filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act. While matters discussed in such ESG Report and website materials may be significant, any significance should not be read as necessarily rising to the level of materiality used for the purposes of our compliance with the U.S. federal securities laws, even if we use the word “material” or “materiality” or similar language in such materials.
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
We operate our business as one segment, as defined by U.S. generally accepted accounting principles. Our financial results for the years ended December 31, 2025, 2024, and 2023 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
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
RISKS RELATING TO OUR BUSINESS
OUR COMMERCIAL LANDSCAPE IS HIGHLY COMPETITIVE, AND CUSTOMERS MAY CHOOSE OUR COMPETITORS’ PRODUCTS OR SERVICES OR MAY NOT ACCEPT ROBOTIC-ASSISTED MEDICAL PROCEDURES, WHICH COULD RESULT IN REDUCED REVENUE AND LOSS OF CUSTOMERS.
Robotic-assisted medical procedures with a da Vinci surgical system or Ion endoluminal system are technologies that compete with established and emerging treatment options in reconstructive medical procedures or disease management. These competitive treatment options include open surgery, conventional MIS (laparoscopy), drug therapies, radiation treatment, and other emerging diagnostic and interventional surgical approaches. Some of these procedures are widely accepted in the medical community and, in many cases, have a long history of use. Technological advances could make such treatment options more effective or less expensive than using our products, which could render our products obsolete or unmarketable. Also, studies could be published that show that other treatment options are more beneficial and/or cost-effective than robotic-assisted medical procedures. We cannot be certain that physicians, or their patients, will choose our products to replace or supplement established treatment options or that our products will continue to be competitive with current or future technologies. For example, in 2023, certain drugs initially approved for use in diabetes patients gained acceptance for use in weight loss treatment following FDA approvals for weight loss indications. The availability and effectiveness of weight loss drugs have reduced the number of bariatric procedures performed, including those bariatric procedures performed using our da Vinci surgical system, as some patients reconsider the surgical treatment option. At this time, it is difficult to predict the long-term commercial impact of these drugs, including their long-term efficacy as weight loss drugs and potential drawbacks.
Additionally, we currently face, or anticipate facing, competition from companies with products used in open or MIS surgeries, including laparoscopy and alternative multi-port, single-port, or endoluminal systems. We also compete with companies providing other therapeutic approaches for addressing target clinical conditions, as well as companies developing diagnostic solutions that could serve as alternatives to current or planned Intuitive offerings. Companies that have introduced products in the field of robotic-assisted medical procedures, or have made explicit statements about their efforts to enter the field, include, but are not limited to, the following: Beijing Surgerii Robotics Company Limited; CMR Surgical Ltd.; Distalmotion SA; Harbin Sizhe Rui Intelligent Medical Equipment Co., Ltd.; Johnson & Johnson; Karl Storz SE & Co. KG; Medicaroid Corporation; Medtronic plc; meerecompany Inc.; Noah Medical Corporation; Shandong Weigao Group Medical Polymer Company Ltd.; Shanghai Microport Medbot (Group) Co., Ltd.; Shenzhen Edge Medical Co., Ltd.; and SS Innovations International, Inc. Other companies with substantial experience in industrial robotics could potentially expand into the field of medical robotics and become competitors. Additionally, we expect increasing competition within China for robotic-assisted systems. We may not be able to maintain or improve our commercial position against current or potential competitors. Our revenues may be reduced due to pricing pressure if our competitors develop and market products that are more effective or less expensive than our products. Robotic or other competitors may respond more quickly to or integrate new or emerging technologies in their product offerings, undertake more extensive marketing campaigns, have access to unique clinical information to support ongoing product position with customers, have greater financial, marketing, and other resources, or be more successful in attracting potential customers, employees, and strategic partners. In addition, academic institutions, governmental agencies, and other public and private research organizations may conduct research, seek patent protection, and establish collaborative arrangements for discovery, research, and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring necessary product technologies. If we are unable to compete successfully, our revenues will suffer, which could have a material adverse effect on our business, financial condition, or result of operations.
In addition, third-party service providers that service da Vinci surgical system and Ion endoluminal system operators may emerge and compete with us on price or offerings. To date, substantially all of our customers have sourced services on their systems from us through service contract commitments or time and materials contracts. Furthermore, there are third-party service providers offering consulting services targeted at analyzing the cost-effectiveness of hospitals’ robotic-assisted medical programs, including procedures performed, placement of systems, and consumption of instruments and accessories. We provide similar services and analysis to our customers, but it is difficult to assess the impact that this may have on our business. If we are unable to compete successfully with any third-party service providers, our revenues may suffer, which could have a material adverse effect on our business, financial condition, or result of operations.

WE ARE SUBJECT TO A VARIETY OF RISKS DUE TO OUR OPERATIONS OUTSIDE OF THE U.S.
We perform research and development activities, manufacture, and distribute our products in OUS markets. Revenue from OUS markets accounted for approximately 32%, 33%, and 34% of our revenue for the years ended December 31, 2025, 2024, and 2023, respectively. Our OUS operations are, and will continue to be, subject to a number of risks including:
•the failure to obtain or maintain the same degree of protection against infringement of our intellectual property rights due to differing intellectual property protection laws in OUS countries from those in the U.S.;
•multiple OUS regulatory requirements that are subject to change and that could impact our ability to manufacture and sell our products;
•changes in tariffs, trade barriers, and regulatory requirements, such as the enactment of tariffs on goods imported into the U.S. including, but not limited to, potential tariffs on goods imported from Mexico where we manufacture a significant majority of our instruments and accessories that we sell;
•protectionist laws, policies, and business practices that favor local competitors or lead non-U.S. customers to favor domestic technology solutions over imports, which could slow our growth, increase our costs, or make our products less competitive in OUS markets;
•local or national regulations that make it difficult or impractical to market or use our products;
•U.S. relations with the governments of the other countries in which we operate;
•the inability or regulatory limitations on our ability to move goods across borders;
•the risks associated with foreign currency exchange rate fluctuations;
•the difficulty in establishing, staffing, and managing OUS operations, including appropriate business procedures and controls and differing labor relations;
•the expense of establishing facilities and operations in new foreign markets;
•compliance with anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), UK Bribery Act of 2010 (“UK Bribery Act”), and other local laws prohibiting corrupt payments to government officials;
•adherence to antitrust and anti-competition laws; and
•economic weakness, including inflation, or political instability in particular foreign economies and markets, including exposure to a higher degree of financial risk if we extend credit to customers in these economies.
We have increased, and will continue to increase, our operations in China. There is inherent risk, based on the complex and changing dynamic between China and the U.S., that political, diplomatic, military, or other events could result in business disruptions, including, but not limited to, increased policy or regulatory enforcement against companies, tariffs, trade embargoes, or export restrictions. Tariffs increase the cost of our products and the components and raw materials that go into making them. These increased costs adversely impact the gross margin that we earn on our products. Tariffs can also make our products more expensive for customers, which could make our products less competitive when compared to those products offered by domestic companies and reduce consumer demand. Countries may also adopt other measures, such as controls on imports or exports of goods, technology, or data, which could adversely impact our operations and supply chain and limit our ability to offer our products and services as designed. These measures can require us to take various actions, including changing suppliers and restructuring business relationships. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming, disruptive to our operations and distracting to management. Such restrictions can be announced with little or no advance notice, and we may not be able to effectively mitigate all adverse impacts from such measures. Political and policy uncertainty surrounding trade and other bilateral and multilateral issues could also have a negative effect on consumer confidence and spending. Additionally, our joint venture works with and relies on a number of dealers, distributors, and other third parties to commercialize and deliver our products. Any of these events could reduce customer demand, increase the cost of our products and services, or otherwise have a materially adverse impact on our customers’ and suppliers’ businesses or results of operations.
For example, in 2020, the U.S. government amended the Entity List rules to expand the requirement to obtain a license prior to the export of certain technologies. In addition, in 2020, a new U.S. regulation sought to prohibit the U.S. government from contracting directly with companies that use the products or services of certain Chinese companies in the provision of their services to the U.S. government. This regulation was then expanded to prohibit companies contracting with the U.S. government from using the products or services of certain Chinese companies anywhere in their operations. Based on our current understanding of these regulations, they do not materially adversely impact our business at this time. However, we cannot predict the impact that additional policy, legislative, or regulatory changes may have on our business in the future. These actions or similar actions may result in retaliatory policies and regulations promulgated in China that could adversely affect our business operations in China or may otherwise limit our ability to offer our products and services in China and other parts of the world.

In China, we have seen increasing competition in the robotic-assisted surgical system industry from domestic companies as well as a sustained broader central government focus on anti-corruption and systematic governance. For example, in July 2023, the Chinese government launched an anti-corruption and systematic governance campaign targeting the healthcare sector. This campaign resulted in heightened scrutiny by medical institutions with respect to initiating tenders, with some tenders being canceled or delayed without a timeline. The extent and impact of this campaign on our business remains uncertain. In 2025, the effects of this campaign, combined with the competitive dynamics in China and various measures related to industrial policy, contributed to fewer systems being placed in China than we anticipated. Currently, the extent and impact of this campaign and the competitive dynamics in China on our business remains uncertain.
The UK is in the process of overhauling its medical device regulatory framework following its departure from the European Union (“EU”). The UK regulatory framework will apply in Great Britain only, as Northern Ireland continues to follow the EU Medical Devices Regulation (“MDR”). New post-market surveillance requirements took effect on June 16, 2025, while a draft of additional rules governing device classification and pre-market approval pathways are expected to be published in 2026. The divergence of the new UK rules from EU law could adversely affect or delay our ability to obtain approval for our medical device products in the UK. In addition, any delays in implementation, changes in interpretation, or additional requirements under the new UK regime could adversely affect our ability to market and service our products in Great Britain, which could have adverse impacts on our business.
The U.S. federal government has made changes to the U.S. trade policy, including entering into a successor to the North American Free Trade Agreement (“NAFTA”), known as the United States-Mexico-Canada Agreement (“USMCA”), effective as of July 1, 2020. In addition, during 2025, the U.S. federal government imposed new tariffs on imports from various countries including Mexico, Germany, and China, among others. Such tariffs and, if enacted, any further legislation or actions taken by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures taken by governments in other countries, including reciprocal tariffs, limitations on government procurement, or technology export restrictions, could adversely impact our global operations and our ability to sell products and services in our OUS markets. Tariffs could increase the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products, which could make our products less competitive and reduce consumer demand. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services, which could increase uncertainties and associated risks relating to our global operations. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope, and nature of the tariffs.
More generally, several governments, including the U.S., have raised the possibility of policies to induce “re-shoring” of supply chains, less reliance on imported supplies, and greater national production. Examples include potential “Buy America” requirements in the U.S. If such steps by local governments triggered retaliation in other markets restricting access to foreign products in purchases by their government-owned healthcare systems, the result may have an adverse impact on our business, financial condition, or result of operations.
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
WE ARE SUBJECT TO LITIGATION, INVESTIGATIONS, AND OTHER LEGAL PROCEEDINGS RELATING TO OUR PRODUCTS, CUSTOMERS, COMPETITORS, AND GOVERNMENT REGULATORS THAT MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
We are, and may become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. Certain current lawsuits and pending proceedings to which we are party, including purported class actions, product liability litigation, and patent litigation, are described in Note 8 to the Consolidated Financial Statements included in Part II, Item 8.
In particular, our business exposes us to significant risks of patent claims, product liability claims, and competition claims (including antitrust claims), many of which are common in the medical device industry. For example, product liability claims have been brought against us by, or on behalf of, individuals alleging that they have sustained personal injuries and/or death as a result of purported product defects, the alleged failure to warn, and/or the alleged inadequate training by us of physicians regarding the use of our products. The individuals who have brought the product liability claims seek recovery for their alleged personal injuries and, in many cases, punitive damages. Product liability claims have resulted in negative publicity regarding our Company, and ongoing or future product liability or negligence claims or product recalls could also harm our reputation. Refer to our risk factor titled “Negative publicity, whether accurate or inaccurate, concerning our products or our company could reduce acceptance of our products and could result in decreased product demand and reduced revenues” for additional risks related to the potential effects of negative publicity on our business. Also, antitrust claims have been brought against us by third parties looking to compete in the instruments or servicing space and by certain customers.
The outcome of these product liability claims and other legal proceedings cannot be predicted with certainty. We purchase and maintain business insurance for certain liabilities and self-insure our product liability claims through a fronting policy. We cannot determine whether our existing business insurance program would be sufficient to cover the costs or potential losses related to our lawsuits and legal proceedings or otherwise be excluded under the terms of any insurance policy. Additionally, regardless of merit, litigation may be time-consuming and disruptive to our operations and cause significant legal costs (including settlements, judgments, legal fees, and other related defense costs) and diversion of management attention. We could also be subject to governmental investigations in connection with some of these and other claims. If we do not prevail in these legal proceedings, we may be faced with significant monetary damages or injunctive relief against us that could have a material adverse effect on our business, financial condition, or results of operations.
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
In addition to fixed-payment leases, we lease our systems to certain qualified customers where the lease payments are based on their usage of the systems. If customers do not perform a sufficient number of procedures on our systems leased under usage-based arrangements, it could impact our profitability on those arrangements and our overall results of operations. Moreover, the usage of those systems and related billings could vary from quarter to quarter, which could result in higher variability in our revenue under those arrangements, including a significant reduction in revenue if the usage ends, fluctuations in our gross profit margins if utilization is different than our expectations, and unpredictable cash flows. Moreover, there is risk in forecasting future utilization of a system and, therefore, we may not set our usage-based rates high enough to maintain our gross profit margins. Additionally, certain leasing arrangements allow customers to cancel, return, or upgrade the systems leased prior to the end of the lease term without incurring a financial penalty, which could have a material adverse effect on our business, financial condition, or results of operations. If systems that are not fully depreciated are returned, we could incur additional losses, as we may not be able to recover the remaining value of those returned assets, thereby negatively impacting our financial results.
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
The manufacture of our products requires the timely delivery of a sufficient amount of quality components and materials and is highly exacting and complex, due in part to complex trade and strict regulatory requirements. Some of the components necessary for the assembly of our products are currently provided to us by sole-sourced suppliers or single-sourced suppliers due to, among other things, quality considerations, unique intellectual property considerations, or constraints associated with regulatory requirements. We generally purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of components within our inventory. While alternative suppliers exist and could be identified for single-sourced components, the disruption or termination of the supply of components, or inflationary pressure in our supply chain, could cause a significant increase in the costs of these components, which could affect our operating results. Certain of our sole-sourced suppliers or single-sourced suppliers could be adversely affected by the macroeconomic conditions. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction, and damage our reputation and our brand. Furthermore, if we are required to change the manufacturer of a key component of our products, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The time and processes associated with the verification of a new manufacturer could delay our ability to manufacture our products on schedule or within budget, which may have a material adverse impact on our business, financial condition, or results of operations.
In addition, our ability to meet customers’ demands depends, in part, on our ability to timely obtain an adequate delivery of quality materials, parts, and components from our suppliers. An information technology systems interruption, including cyberattacks, could adversely affect the ordering, distribution, and manufacturing processes of our suppliers. Furthermore, the prices of commodities and other materials used in our products, which are often volatile and outside of our control, and may be subject to tariffs, could adversely impact our supply. Current supply chain constraints include difficulties in obtaining a sufficient supply of specific component materials impacted by evolving trade requirements and certain subcontract suppliers being operationally challenged to meet our production requirements. For example, in 2025, the Chinese government announced export controls and licensing requirements applicable to certain products containing Chinese-origin rare earth elements and may implement additional controls in the future. Rare earth elements are critical to certain components contained in our products, and China is a predominant producer of these materials. If implemented in their current or a similar form, these measures may require us to obtain export licenses for certain of our products, and we may further experience supply chain disruptions as a result of limited availability of critical materials and minerals due to the restrictions. If such supply chain constraints continue, we could also fail to meet product demand, which would adversely impact our business, financial condition, or results of operations.
NEW PRODUCT DEVELOPMENTS AND INTRODUCTIONS MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
We develop and introduce new products with enhanced features and extended capabilities from time to time. We may introduce new products that target different customers than what our existing products target. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, regulatory clearances, approvals, or certifications, establishment or maintenance of intellectual property rights, pricing, competition, consumer acceptance, effective forecasting and management of product demand, inventory levels, management of manufacturing costs and capacity, management of supply costs, including mitigation of unforeseen supply chain disruptions for materials and components, and the risk that new products may have quality or other defects in the early stages of introduction.
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
•changes in the mix of fixed-payment or usage-based operating lease arrangements;
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
•changes to U.S. and foreign trade policies, such as the enactment of tariffs on goods imported into the U.S. including, but not limited to, potential tariffs on goods imported from Mexico where we manufacture a significant majority of our instruments and accessories that we sell;
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
The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have previously resulted in, and may again in the future result in, higher inflation in the U.S. and globally, which could, in turn, lead to an increase in costs and may cause changes in fiscal and monetary policy, including increases in interest rates. Other adverse impacts of recent macroeconomic conditions have been, and may continue to be, supply chain constraints, logistics challenges, liquidity concerns in the broader financial services industry, and fluctuations in labor availability.
We have experienced, and may continue to experience, supply chain constraints due to the current supply chain environment, including difficulties obtaining a sufficient supply of specific component materials used in our products. If interest rates remain elevated, access to credit may become more difficult, which may result in the insolvency of key suppliers, including single-source suppliers, which would exacerbate supply chain challenges. Cybersecurity breaches also remain a threat to our sustained supply continuity. Such supply chain constraints could cause us to fail to meet product demand, which could result in deferred or canceled procedures.
Adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have in the past led to, and may in the future lead to, market-wide liquidity problems. For example, in 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation. Similarly, other institutions have been, and may continue to be, swept into receivership. Uncertainty over liquidity concerns in the broader financial services industry may have unpredictable impacts to our business and our industry.
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
Furthermore, hospitals and distributors may choose to postpone or reduce spending due to financial difficulties or difficulties in obtaining credit to finance purchases of our products due to elevated interest rates and restraints on credit. Hospitals and distributors may also be adversely affected by liquidity concerns in the broader financial services industry, as described above, that could result in delayed access or loss of access to uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. Certain hospitals have experienced, and may continue to experience, financial and operational pressures as a result of staffing constraints, other labor-related pressures, the supply chain environment, a decrease in government funding in healthcare, and elevated inflation, which could impact their ability to access capital markets and other funding sources, increase the cost of funding, or impede their ability to comply with debt covenants, all of which could impede their ability to provide patient care and impact their profitability. To the extent that hospitals face financial pressures, delayed access or loss of access to uninsured deposits, delayed access or loss of ability to draw on existing credit facilities, reductions in government spending, or higher interest rates, hospitals’ ability or willingness to spend on capital equipment may be adversely impacted, all of which could have a material adverse effect on our business, financial condition, or results of operations. Additionally, with economic uncertainty, an increase in unemployment rates, and increasing health insurance premiums, co-payments and deductibles may result in cost-conscious consumers pursuing fewer elective surgical procedures, which, in turn, could adversely affect procedure volumes and system demand.
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
Our information technology systems are critical to the success of our products, help us operate effectively and efficiently, interface with customers, maintain our supply chain and manufacturing operations, maintain financial accuracy and efficiency, and help us produce our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, we could be subject to transaction errors, processing inefficiencies, loss of existing customers, difficulties in attracting new customers, business operation disruptions, diversion of the attention of management and key information technology resources, security breaches, or the unauthorized access to, loss of, or damage to intellectual property, confidential information, or personal information. Our information technology systems, and those of our third-party service providers, strategic partners, and other contractors or consultants, are vulnerable to attack, damage, or interruption from a variety of sources. These sources include computer viruses and malware (e.g., ransomware), malicious code, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, natural disasters, terrorism, war, telecommunication and electrical failures, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors, or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Cyberattacks and other security breaches or disruptions continue to increase in frequency, sophistication, and intensity and are becoming increasingly difficult to detect for periods of time, especially as they relate to attacks on third-party providers or their vendors. Such attacks are often carried out by motivated and highly skilled actors, who are increasingly well-resourced. Techniques used to compromise or sabotage systems, including the use of advanced technologies, such as machine learning or generative artificial intelligence (“AI”), change frequently, may originate from less regulated and remote areas of the world, may be difficult to detect, and generally are not recognized until after they are launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures. If our information technology systems, or those of our critical third-party vendors, do not effectively and securely collect, store, process, and report relevant data for the operation of our business, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations could be impaired. Any such impairment could materially and adversely affect our financial condition, results of operations, and the timeliness with which we report our internal and external operating results.
Our business requires us to use and store confidential information, including customer, employee, and business partner personal information, as well as other proprietary information and business data. We have implemented various controls, systems, and processes intended to secure our information technology systems and the information on it. We also have programs in place to detect, contain, and respond to data security incidents, and we make ongoing improvements to our information-sharing products designed to minimize vulnerabilities. However, we cannot guarantee that these measures will be effective or that attempted security breaches or disruptions would not be successful or damaging to our information technology systems and information. These security measures may be compromised as a result of security breaches by unauthorized persons, employee error, malfeasance, faulty password management, or other irregularity and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing usernames, passwords, or other sensitive information or otherwise attempt to hack into our information technology systems to obtain personal data relating to patients or employees, our confidential or proprietary information, or confidential information we hold on behalf of third parties. In addition, with the prolific use of AI technologies, there is an increased risk of unauthorized or accidental disclosure. For example, our employees, third-party service providers, strategic partners, or other contractors or consultants may input inappropriate or confidential information into an AI system (in particular, a system that is managed, owned, or controlled by a third party), thereby compromising our business operations. Even if the vulnerabilities that may lead to the foregoing are identified, we may be unable to adequately investigate or remediate due to attackers increasingly using tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. The occurrence of any of these events may cause business operation disruptions, diversion of the attention of management and key information technology resources, and possibly lead to security breaches of, or the unauthorized access to, our confidential information or other business data. If the unauthorized persons successfully hack into or interfere with our connected products or services, they may create issues with product functionality that could pose a risk of the loss of data, a risk to patient safety, and a risk of product recall or field action, which could adversely impact our business and reputation. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.
As described above, we also rely on external vendors to supply and/or support certain aspects of our information technology systems. The systems of these external vendors may contain defects in design or other problems that could unexpectedly compromise the security of our own information technology systems and information, and we are dependent on these third parties to deploy appropriate security programs to protect their systems. In addition to potential exposure to data breaches, security and cybersecurity incidents, or other actions that may compromise the security of or interfere with the function of our systems, defects or vulnerabilities in the software or systems of our external vendors may expose failures in our internal controls and risk management processes, which may adversely impact our business, financial condition, or results of operations and may also harm our reputation, brand, and customer relationships.
While, to date, no cyberattacks or security breaches and incidents have had a material impact on our operations or financial results, if such an event were to occur, it could impair our ability to attract and retain customers, impact the price of our stock, materially damage commercial relationships, and expose us to litigation or government investigations, which could result in penalties, fines, or judgments against us. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, ransomware and other malicious software programs, and security vulnerabilities could be significant. Our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, cessation of service, and harm to our business operations. Moreover, if a security breach affects our systems or results in the unauthorized release of personal information, our reputation and brand could be materially damaged, and use of our products and services could decrease. We would also be exposed to a risk of loss, litigation and potential liability, and regulatory scrutiny, which could have a material adverse impact on our business, financial condition, or results of operations.
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
IF OUR PRODUCTS DO NOT ACHIEVE AND MAINTAIN CUSTOMER ACCEPTANCE, WE WILL NOT BE ABLE TO GENERATE THE REVENUE NECESSARY TO SUPPORT OUR BUSINESS.
The da Vinci surgical systems, Ion endoluminal system, and many of our other products represent a novel and advanced approach to performing medical procedures. Achieving and maintaining physician, patient, and third-party payor acceptance of robotic-assisted medical procedures as a preferred method of performing these procedures is crucial to our success. If our products fail to achieve or maintain customer acceptance, customers will not purchase our products, and we will not be able to generate the revenue necessary to support our business. We believe that physicians’ and third-party payors’ acceptance of the benefits of procedures performed using our products will be essential for acceptance of our products by patients. Physicians will not recommend the use of our products unless we can demonstrate that they produce results comparable or superior to existing techniques. Even if we can prove the effectiveness of our products through clinical studies, physicians may elect not to use our products for any number of other reasons. For example, cardiologists may continue to recommend conventional heart surgery simply because such surgery is already widely accepted. In addition, physicians may be slow to adopt our products because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors, particularly in light of the evolving U.S. healthcare environment.
Broad use of our products requires thorough training of patient care teams on their safe and effective use. We expect that there will continue to be a learning process involved for such care teams to become proficient in the use of our products. Customer acceptance could be delayed by the time required to complete this training. We may not be able to rapidly train patient care teams in numbers sufficient to generate adequate demand for our products.
IF HOSPITALS ARE UNABLE TO OBTAIN COVERAGE AND REIMBURSEMENT FOR PROCEDURES USING OUR PRODUCTS, IF REIMBURSEMENT IS INSUFFICIENT TO COVER THE COSTS OF PURCHASING OUR PRODUCTS, OR IF LIMITATIONS ARE IMPOSED BY GOVERNMENTS ON THE AMOUNT HOSPITALS CAN CHARGE FOR CERTAIN PROCEDURES, WE MAY BE UNABLE TO GENERATE SUFFICIENT SALES TO SUPPORT OUR BUSINESS.
In the U.S., hospitals generally bill for the services performed with our products to various third-party payors, such as Medicare, Medicaid, other government programs, and private insurance plans. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if government and private payors’ policies do not cover surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. In addition, to the extent that there is a shift from inpatient settings to outpatient settings, we may experience pricing pressure and a reduction in the number of procedures performed. Our success in OUS markets also depends on the eligibility of our products for coverage and reimbursement through government-sponsored healthcare payment systems and third-party payors. Reimbursement practices vary significantly by country. Many OUS markets have government-managed healthcare systems that control reimbursement for new products and procedures. Other foreign markets have both private insurance systems and government-managed systems that control reimbursement for new products and procedures. Acceptance of our products may depend on the availability and level of coverage and reimbursement in a country within a particular time. In addition, healthcare cost containment efforts similar to those in the U.S. are prevalent in many of the other countries in which we sell, and intend to sell, our products, and these efforts are expected to continue. Refer to our risk factor titled “Changes in healthcare legislation and policy may have an adverse effect on our business, financial condition, or results of operations” for additional risks related to the ability of hospitals to obtain reimbursements.
In China, since 2022, several provinces have implemented significant limits on what hospitals can charge patients for surgeries using robotic surgical technology, including soft tissue surgery. To date, these limits have impacted the number of procedures performed in those provinces as well as pricing of our instruments and accessories, which have impacted our instruments and accessories revenue. Companies providing robotic surgical technology, including our joint venture in China, have been meeting with Chinese government healthcare agencies to discuss these developments and to provide feedback. We cannot assure you that additional provincial or national healthcare agencies and administrations will not impose similar limits, and we expect to continue to face increased pricing pressure, both of which could further impact the number of procedures performed and our instruments and accessories revenue in China.
IF OUR PRODUCTS CONTAIN DEFECTS OR ENCOUNTER PERFORMANCE PROBLEMS, WE MAY HAVE TO RECALL OUR PRODUCTS AND OUR REPUTATION MAY SUFFER.
Our success depends on the quality and reliability of our products. While we subject components sourced and products manufactured to stringent quality specifications and processes, our products incorporate mechanical parts, electrical components, optical components, and computer software, any of which may contain errors or exhibit failures, especially when products are first introduced. Component failures, manufacturing flaws, design defects, or inadequate disclosure of product-related risks with respect to our products could result in an unsafe condition for, injury to, or death of a patient. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Because our products are designed to be used to perform complex medical procedures, due to the serious and costly consequences of product failure, we and our customers have an increased sensitivity to such defects. In the past, we have voluntarily recalled certain products. Although our products are subject to stringent quality processes and controls, we cannot provide assurance that our products will not experience component aging, errors, or performance problems. If we experience product flaws or performance problems, any or all of the following could occur:
•delays in product shipments;
•loss of revenue;
•delay in customer acceptance;
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
We have strategic relationships with several key distributors for the sale and service of our products in certain countries. If these strategic relationships are terminated and not replaced, our revenues and/or ability to sell or service our products in the markets serviced by these distributors could be adversely affected. In addition, we may be named as a defendant in lawsuits against our distributors related to sales or service of our products performed by them. Refer to our risk factor titled “We are subject to litigation, investigations, and other legal proceedings relating to our products, customers, competitors, and government regulators that may adversely affect our business, financial condition, or results of operations.” Our distributors may affect our ability to effectively market our products in certain countries or regulatory jurisdictions if a distributor holds the regulatory authorization or certification in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or certification or sanctions for non-compliance. It may be difficult, expensive, and time-consuming for us to re-establish access or regulatory compliance in such cases.
THE FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL COULD HARM OUR ABILITY TO COMPETE, AND CHANGES IN OUR EXISTING LABOR RELATIONSHIPS COULD MATERIALLY ADVERSELY IMPACT OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
We are highly dependent on the principal members of our management and scientific staff. For example, our product development plans depend, in part, on our ability to attract and retain software, mechanical, electrical, manufacturing, and robotics engineers. Attracting and retaining qualified personnel is critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the constrained labor market and competition for such personnel. Furthermore, as competition intensifies, there is an increased risk that our current or emerging competitors may attempt to hire our key personnel, which could be achieved through offers of substantial financial incentives or strategic opportunities, aiming to capitalize on their knowledge to accelerate their own product development initiatives. In addition, many of our tenured employees are retirement eligible and have significant historical knowledge or expertise that must be transferred to other employees. If we are unable to effectively safeguard our human capital or mitigate the risks associated with knowledge transfer, our business, financial condition, or results of operations could be adversely impacted, and there could be a detrimental effect on our competitive position.
Additionally, as a result of any volatility in our stock price, certain long-term incentive benefits, such as stock-based compensation, may be viewed as having less value and, accordingly, could lead to higher attrition. Moreover, we may also encounter higher costs of labor through recruiting expenses, wages, retention benefits, or the potential existence of different employee/employer relationships, such as work councils and/or labor unions. We could also be subject to union or council efforts to organize our employees. These organizational efforts, if successful, decrease operational flexibility and could adversely affect our operating efficiency. In addition, our response to any organizational efforts could be perceived negatively and harm our business and reputation.
The extent and duration of the impact of labor market challenges are subject to numerous factors, including the availability of qualified and highly skilled persons in the markets where we operate and unemployment levels within these markets, behavioral changes, prevailing wage rates, health and other insurance and benefit costs, inflation, adoption of new or revised employment and labor laws and regulations or government programs, safety levels of our operations, and our reputation within the labor market.
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
Our current operations, products, and services use AI technologies, including proprietary machine learning and AI algorithms and models. Examples of our current uses of AI and machine learning include (i) using algorithms to process video and machine data to identify surgical activities and surgical indicators to support learning, teaching, and practice management, and (ii) using algorithms to support surgical planning and navigation. Future innovations in our products and services will likely continue to incorporate AI, and these applications may become important in our operations over time, for example, our development of machine learning-enabled medical devices (“MLMDs”). As with many technological innovations, there are significant risks and challenges involved in maintaining and deploying these technologies, and there can be no assurance that the usage of such technologies will enhance our products or services or be beneficial to our business, including our efficiency or profitability.
Our ability to continue to maintain or use such technologies may be dependent on access to specific third-party software and infrastructure, such as processing hardware, and we cannot control the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment. Our products and services may not compete effectively with alternative products and services if we are not able to source and integrate the latest technologies into our products and services. In addition, several aspects of intellectual property protection in the field of AI are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI technologies and relevant system input and outputs. If we fail to obtain protection for the intellectual property rights concerning our AI technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products, which could adversely affect our business, reputation, financial condition, or results of operations. Refer to our risk factor titled “If we are unable to fully protect and successfully defend our intellectual property from use by third parties, our ability to compete may be harmed” for additional risks related to intellectual property.

The regulatory landscape surrounding AI is also evolving, and the use of machine learning technologies may expose us to an increased risk of regulatory enforcement and litigation. As the FDA and other regulatory authorities continue to develop and incorporate such principles into their regulation of MLMDs, it is possible that medical products using AI and machine learning will become subject to significant additional oversight, including with respect to premarket review, modification, monitoring, maintenance, and device performance.
In the U.S., legislation related to AI technologies has been introduced at the federal level and has been enacted by various states. At the federal level, in January 2025, the Trump administration rescinded an executive order relating to the safe and secure development of AI technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. Additionally, in December 2025, the Trump administration’s “Ensuring a National Policy Framework for Artificial Intelligence” Executive Order was signed. This order calls for federal standards and legislation that would preempt conflicting state AI regulations and create a federal litigation task force focused on challenging state AI laws in court. The Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI technologies or may implement new executive orders and/or other rule making relating to AI technologies in the future. U.S. states continue to advance a patchwork of AI regulatory frameworks, including general requirements around transparency, risk-management, and accountability for AI technologies. Several states—such as Colorado, California, and Connecticut—have enacted or proposed laws governing high-risk AI uses, including rules that address algorithmic discrimination, impact assessments, and consumer disclosures. A growing subset of these efforts specifically target health-related AI, with states like Illinois and New York adopting provisions that regulate AI used in clinical decision-support, diagnostics, and other health-related functions, often requiring heightened testing, documentation, or oversight. Such additional regulations, and uncertainty around their enforceability, may impact our ability to develop, use, and commercialize AI technologies in the future.
Apart from the U.S., policymakers in key jurisdictions, such as the EU, are actively working on legislation and regulations to encourage the development and use of ethical and safe AI technologies. For example, the EU Artificial Intelligence Act (“EU AI Act”), entered into force on August 1, 2024, establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements of the EU AI Act will apply from August 2, 2026. The EU AI Act applies to companies that develop, use, and/or provide AI in the EU and, depending on the AI use case, includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI, and foundation models, and fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the revised EU Product Liability Directives will have a material impact on the way AI is regulated in the EU. Further, in Europe, we are subject to the General Data Protection Regulation (“GDPR”), which regulates our use of personal data for automated decision making that results in a legal or similarly significant effect on an individual and provides rights to individuals in respect of that automated decision making. Recent case law from the CJEU has taken an expansive view of the scope of the GDPR’s requirements around automated decision-making and introduced uncertainty in the interpretation of these rules. The EU AI Act and developing interpretation and application of the GDPR in respect of automated decision-making, together with developing guidance and/or decisions in this area, may affect our use of AI technologies and our ability to provide, improve, or commercialize our business, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, financial condition, or results of operations.
Other jurisdictions where we operate have already or are also expected to introduce guidelines and regulations around the use of AI within the next few years. The cost to comply with such laws, regulations, decisions, and/or guidance interpreting existing laws, or to adjust our business plans based on changes to how such laws are enforced, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition, and results of operations.
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

Though we have taken steps to be thoughtful in our development, training, implementation, and use of AI and machine learning technologies, including taking steps to comply with the laws and frameworks discussed above that are currently in effect, our AI and machine learning-related processing could pose certain risks to our customers, including patients, clinicians, and healthcare institutions, and it is not guaranteed that regulators will agree with our approach to limiting these risks or to our compliance more generally. Risks can include, but are not limited to, the potential for errors or inaccuracies in the algorithms or models used by the MLMDs, the potential for bias or inaccuracies in the data used to train the MLMDs, the potential for improper processing of personal information that could lead to deprecation of our algorithms, and the potential for cybersecurity breaches that could compromise patient data or device functionality. Such risks could negatively affect the performance of our products, services, and business, as well as our reputation and the reputations of our customers, and we could incur liability through the violation of laws or contracts to which we are a party or civil claims.
NEGATIVE PUBLICITY, WHETHER ACCURATE OR INACCURATE, CONCERNING OUR PRODUCTS OR OUR COMPANY COULD REDUCE ACCEPTANCE OF OUR PRODUCTS AND COULD RESULT IN DECREASED PRODUCT DEMAND AND REDUCED REVENUES.
There have been reports and articles published questioning patient safety and efficacy associated with robotic-assisted surgery with da Vinci surgical systems, their cost relative to other disease management methods, and the adequacy of surgeon training. Negative publicity, including statements made by public officials, whether accurate or inaccurate, concerning our products or our Company could reduce acceptance of our products and could result in decreased product demand and a decline in revenues. In addition, significant negative publicity could result in an increased number of product liability claims, regardless of whether these claims are meritorious. The number of claims could be further increased by plaintiffs’ law firms that use a wide variety of media to advertise their services and solicit clients for product liability cases against us.
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
WE EXPERIENCE LONG AND VARIABLE CONTRACTING CYCLES AND SEASONALITY IN OUR BUSINESS, WHICH MAY CAUSE FLUCTUATIONS IN OUR FINANCIAL RESULTS.
The contracting cycle of our systems is lengthy, because the systems are major capital items and their purchase generally requires the approval of senior management of hospitals, their parent organizations, purchasing groups, and/or government bodies. In addition, sales to some of our customers are subject to competitive bidding or public tender processes. These approval and bidding processes can be lengthy. As a result, hospitals may delay or accelerate system purchases in conjunction with the timing of their capital budget timelines. Further, IDN groups are creating larger networks of system users with increasing purchasing power and are increasingly evaluating their robotic-assisted programs to optimize the efficiency of medical procedures using our systems. Also, the introduction of new products could adversely impact our contracting cycle as customers take additional time to assess the benefits and costs of such products. As a result, it is difficult for us to predict the length of contracting cycles and, therefore, the exact timing of capital sales. Historically, placements of our da Vinci surgical systems have tended to be heavier in the fourth quarter and lighter in the first quarter, as hospital budgets are reset.
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
A significant portion of our revenue is generated through sales of instruments and accessories. Third parties have offered, and may continue to offer, customers counterfeit instruments and accessories and/or instruments and accessories that have been remanufactured and/or are unauthorized, including instruments that have been remanufactured to support the use of some of our limited-use instruments beyond their labeled useful life. As of the filing date, we are aware that the FDA has granted 510(k) clearance for the remanufacturing of certain of these instruments for use with our da Vinci Si, da Vinci X, and da Vinci Xi surgical systems. Additionally, third parties have provided, and may continue to provide, unauthorized service and maintenance on our da Vinci surgical systems and Ion endoluminal system.
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
OUR BUSINESS IS SUBJECT TO COMPLEX AND EVOLVING LAWS AND REGULATIONS REGARDING DATA PRIVACY, DATA PROTECTION, ARTIFICIAL INTELLIGENCE, AND RESPONSIBLE USE OF DATA, AND ANY FAILURE TO COMPLY MAY RESULT IN SIGNIFICANT LIABILITY, NEGATIVE PUBLICITY, AND/OR EROSION OF TRUST, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
In connection with running our business, we receive, store, use, and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws. There are numerous laws and regulations that govern the personal data Intuitive generates, collects, shares, and processes on behalf of itself and/or its customers. In addition to U.S. federal and state privacy laws, there are various comprehensive privacy laws across the globe that we are or may become subject to and that impact our business whether related to customers, employees, products, clinical trials, recruitment, or product research and development. All of these laws and regulations necessitate significant expenditures and resources. We may be subject to significant consequences, including penalties, fines, restrictions on processing personal information, and/or reputational harm for a data breach or failure to comply with such legal requirements.
For example, in the EU, the GDPR requires controllers and processors of data relating to an identifiable living individual or “personal data” to adhere to certain key principles whenever accessing or processing personal data. The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection and use of personal data, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audit, as well as regulating cross-border transfers of personal data out of the EEA and the UK. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. The GDPR provides that EEA member states may, in some circumstances, make their own laws that are more restrictive or prescriptive than GDPR, as has occurred in France and Germany. Failure to comply with the requirements of the GDPR and the applicable EEA member state laws may result in significant fines, regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit), and/or civil claims (including class actions). Compliance with data protection obligations imposed by the GDPR and EEA member state laws may be onerous and adversely affect our business, financial condition, or results of operations.
We are subject to the privacy laws in our direct and indirect markets including, but not limited to, South Korea, Japan, Taiwan, India, Brazil, Canada, and the UK.
In the U.S., HIPAA imposes privacy, security, and breach notification obligations on covered entities and their business associates to ensure the confidentiality, integrity, and availability of individually identifiable health information. Entities that are found to be in violation of HIPAA, as a result of a breach of unsecured protected health information, a complaint about privacy practices, or an audit by the U.S. Department of Health and Human Services (“HHS”), may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if they are required to enter into a resolution agreement and corrective action plan with HHS through settlement agreements.
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
At the state level, multiple states have comprehensive consumer privacy laws enacted. Notably, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”) gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA allows for significant fines by the California attorney general as well as a private right of action from individuals in relation to certain security breaches. Similar laws have been enacted in other states and are continuing to be proposed at the state and federal level, reflecting the continuing trend toward more stringent privacy legislation in the U.S. These developments are increasing our compliance obligations and risk, including risks of regulatory fines, litigation, and associated reputational harm.
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
Any failure, or perceived failure, by us or our vendors to comply with or make effective modifications to our policies or to comply with any federal, state, or international privacy, data-retention, or data-protection-related laws, regulations, orders, or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation, and a loss of customers, any of which could have an adverse effect on our business. In addition, various federal, state, and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention, and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business or our reputation with customers. For example, some countries have adopted laws mandating that some personal information regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign products, services, and business operations to limit personal information processing to within individual countries could increase our operating costs significantly.
The European Strategy for Data includes a collection of laws focused on ensuring fundamental principles (including doing business in an ethical way, respecting fundamental rights of individuals, not exploiting individuals, and transparency in collection and use of data) are promoted and adhered to in support of innovation for the benefit of the community. In particular, the AI Act, European Health Data Space Regulation, and Data Act and Data Governance Acts regulate personal and non-personal data as well as artificial intelligence. These obligations may be interpreted in ways that require us to modify our business practices and products to maintain compliance, potentially increasing costs and operational complexity.
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
ONGOING AND FUTURE GLOBAL CONFLICTS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
Disruptions caused by ongoing or future global conflicts, including those resulting from conflicts affecting or in close proximity to countries and regions in the Middle East, may result in extended lead times, delays in supplier deliveries, and increasing freight costs. The risk of supply disruptions may further result in delays in the delivery of our products.
Additionally, in February 2022, armed conflict escalated between Russia and Ukraine. Russia’s military actions against Ukraine have resulted in substantial expansion of sanction programs imposed by the United States, the EU, and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic. In response, the Russian authorities imposed significant currency control measures, restrictions on transacting with non-Russian parties, export controls, and other economic and financial restrictions. Related sanctions, export controls, or other actions that may be initiated by countries including the U.S., the EU, or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect the global economy, financial markets, energy supply and prices, certain critical materials and metals, supply chains, and global logistics and could adversely affect our business, financial condition and liquidity, or results of operations.
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
DISRUPTIONS AT THE FDA AND OTHER GOVERNMENT AGENCIES OR NOTIFIED BODIES COULD PREVENT OUR PRODUCTS FROM BEING CLEARED, CERTIFIED, APPROVED, OR COMMERCIALIZED IN A TIMELY MANNER OR AT ALL, OR COULD HINDER THEIR ABILITY TO PROCURE OUR PRODUCTS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
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
In addition, the ability of the FDA, foreign authorities, and notified bodies to review and clear, approve, or certify new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. In addition, government funding of government agencies or other activities that fund research and development is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies or notified bodies, including a prolonged government shutdown, may cause significant regulatory delays and, therefore, delay our efforts to seek clearances, approvals, or certifications from the FDA, foreign authorities, and notified bodies and adversely affect business travel and the import and export of products, all of which could have a material adverse effect on our business, financial condition, or results of operations. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Furthermore, the ability of certain of our government customers to procure our products is subject to appropriations or spending approvals. Accordingly, government shutdowns or funding interruptions could delay or reduce the ability of these customers to complete purchasing or tender processes for our systems, potentially affecting the timing or volume of such sales.
In the EU, notified bodies must be officially designated to certify products and services in accordance with the EU MDR. Their designation process, which is significantly stricter under the EU MDR, has experienced considerable delays in the recent years. Despite the increase in designations, the current number of notified bodies designated under the EU MDR remains significantly lower than the number of notified bodies designated under the previous regime. The current designated notified bodies are, therefore, facing a backlog of requests, and review times have lengthened. This situation could impact our ability to grow our business in the EU and EEA. This situation may also impact the way we are conducting our business in the EU and the EEA and the ability of our notified body to timely review and process our regulatory submissions and perform its audits.
If a prolonged government shutdown occurs, or if funding shortages, staffing limitations, or similar factors hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA, other regulatory authorities, or notified bodies to timely review and process our regulatory submissions, which may have an adverse effect on our business, financial condition or results of operations.
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
For example, the COVID-19 pandemic, which first emerged in late 2019, adversely impacted our operations, supply chains, and expenses. These impacts resulted from a number of impacts and measures, including, but not limited to, healthcare customers diverting resources and priorities towards disease treatment, hospital staffing shortages and supply chain disruptions that impaired their ability to provide patient care, and precautionary measures implemented by governments, businesses, and ourselves. Due to these factors, we experienced significant and unpredictable reductions in the demand for our products as customers delayed or canceled planned procedures and capital expenditures. Furthermore, the COVID-19 pandemic also caused widespread business disruptions, including travel restrictions, reduced access to our customers, and temporary closures of our facilities and those of our suppliers. For instance, California, where many of our operations and manufacturing facilities are located, implemented risk-reduction orders that limited our employees’ ability to produce and move products through the supply chain. Such disruptions negatively impacted our business, financial condition, and results of operations. Similar effects may occur in the event of a resurgence of COVID-19 or the emergence of another public health crisis.
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
From time to time, we enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships to complement or augment our research and development, product development, training, procedure development, marketing, and commercialization efforts. For example, in 2016, we entered into an agreement to form the Joint Venture. In 2019, the Joint Venture acquired certain assets related to the da Vinci distribution business of Chindex, a subsidiary of Shanghai Fosun Pharmaceutical (Group) Co. Ltd. (“Fosun Pharma”), following which the Joint Venture began direct distribution operations in China. There can also be no assurance that the Joint Venture will not require additional contributions to fund its business, that the Joint Venture will remain profitable, or that the expected benefits of the acquisition of certain assets of Chindex will be realized. Additionally, there can be no assurance that we and the Joint Venture can successfully complete any development of robotic-assisted medical devices or that we and the Joint Venture will successfully commercialize any such products.
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
WE ARE EXPOSED TO CREDIT RISK AND FLUCTUATIONS IN THE MARKET VALUE OF OUR INVESTMENTS.
Our investment portfolio includes both domestic and international investments. The credit ratings and pricing of our investments can be negatively affected by liquidity concerns, credit deterioration, financial results, economic risk, political risk, or other factors. As a result, the value and liquidity of our cash equivalents and marketable securities could fluctuate substantially. Our other income and expenses could also vary materially from expectations depending on gains or losses realized on the sale of investments, impairment charges resulting from revaluations of debt and equity securities and other investments, changes in interest rates, increases or decreases in cash balances, volatility in foreign exchange rates, and changes in the fair value of derivative instruments. Increased volatility in the financial markets and overall economic uncertainty could increase the risk that actual amounts realized on our investments may differ significantly from the fair values currently assigned to them.
The value of our investments may also decline due to instability in the global financial markets, which may reduce the liquidity of securities included in our portfolio. For example, the closure of SVB and other institutions swept into receivership created bank-specific and broader financial institution liquidity risk and concerns. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits exceed insured limits. Future adverse developments with respect to these financial institutions or the broader financial services industry may impair our ability to access the capital needed to support near-term working capital needs, whether from our existing investment and deposit accounts and credit facilities or otherwise, and may lead to market-wide liquidity shortages and create additional market and economic uncertainty. Any decline in available funding or access to our cash and liquidity resources could also result in breaches of our financial and/or contractual obligations.
Our two Intuitive Ventures funds invest in early-stage companies, which involve substantial risks and uncertainties. These risks and uncertainties include, among other things, uncertainties inherent in research and development; uncertainties regarding the ability of Intuitive Ventures to identify investment candidates; uncertainties regarding the success of Intuitive Ventures’ investments; uncertainties and variables inherent in the operating and financial performance in investments made, including, among other things, competitive developments and general economic, political, business, industry, regulatory, and market conditions; future exchange and interest rates; and changes in tax and other laws, regulations, rates, and policies.
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
CHANGES IN TAX LAWS OR EXPOSURE TO ADDITIONAL TAX LIABILITIES MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
We are subject to taxes in the U.S. and other jurisdictions around the world. Tax rates in these jurisdictions may be subject to significant change due to economic and/or political conditions. A number of other factors may also impact our financial results, including:
•the jurisdictions in which profits are determined to be earned and taxed;
•the resolution of issues arising from tax audits with various tax authorities;
•changes in the valuation of our deferred tax assets and liabilities;
•changes in the availability of tax credits and tax deductions;
•changes in share-based compensation or our stock price; and
•changes in tax laws or the interpretation of such tax laws.
We are unable to predict what changes to the tax laws of the U.S. and other jurisdictions may be enacted in the future or what effect such changes would have on our business, including tax law changes resulting from the base erosion and profit shifting (“BEPS”) project and the Two Pillar Solution undertaken by the Organization for Economic Co-operation and Development (“OECD”), which includes a global minimum tax rate. Many countries have adopted new tax laws to align with the global minimum tax. These changes could increase tax uncertainty and may adversely impact our provision for income taxes. Any significant increase in our future effective tax rate could have a material adverse impact on our business, financial condition, or results of operations.
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

Physical risks associated with climate change are subject to shifting societal, regulatory, and political focus in the U.S., the EU, and globally. Shifts in weather patterns caused by climate change are expected to increase the frequency, severity, or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures, or flooding, which could cause more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of hospitals, medical care facilities, and other customers, reduced workforce availability, increased costs or reduced supply of raw materials and components, increased liabilities, and decreased revenues than what we have experienced in the past from such events. The geographic location of our California headquarters and many of our global manufacturing facilities, as well as the facilities of certain of our key suppliers and service providers, subject them to the risk of natural disasters. If a major earthquake, wildfire, or other natural disaster were to damage our facilities or the facilities of our suppliers and service providers, or impact the ability of our employees or the employees of our suppliers and service providers to travel to their workplace, we may experience potential impacts ranging from production and shipping delays to lost revenues and increased costs, which could harm our business. Moreover, periods with increased extreme weather, floods, or drought and associated wildfire danger may increase the probability of power outages in the communities where we work and live. For example, electric utilities in certain areas where we operate have previously used planned power outages in response to wildfire risks. If prolonged or frequent, such blackouts could impact our operations and the operations of our suppliers and service providers. We do not have multiple-site capacity for all of our operations in the event of a business disruption, and we are predominantly self-insured and may not be able to sufficiently cover losses or additional expenses that we may sustain. Furthermore, the impacts of global climate change on water resources may result in water scarcity, which could impact our ability to access sufficient quantities of water in certain locations and result in increased costs.
In addition, as ESG-related laws continue to evolve in scope and complexity, we may need to change the processes by which we currently operate our business and manage our supply chain to comply with these evolving legal and regulatory requirements, which, in turn, may have a material adverse effect on our business, financial condition, or results of operations. If such laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet our regulatory obligations. For example, policymakers in various jurisdictions (including the EU and the State of California) have adopted or are considering adopting requirements for companies to make disclosures or take additional actions, including value chain diligence, related to various ESG matters. These laws are not always consistent, and, in some instances, other policymakers have taken actions to constrain companies’ consideration of such matters, which increases the complexity and cost of compliance. Advocates and opponents of various ESG matters are increasingly turning to activism, including litigation or media campaigns, to advance their positions. Our approach to such matters continues to evolve, and any failure to successfully navigate regulatory requirements or stakeholder expectations could result in a loss of market access or a decline in our success in competitive bidding or public tender processes, reputational harm, fines and other sanctions, or other adverse impacts to our business.
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
We utilize methods for determining surgical opportunity sizes, the number and type (cancerous or benign) of certain procedures performed, and the installed base of our systems that involve estimates and judgments, which are, by their nature, subject to substantial risks, uncertainties, and assumptions. Our estimates of surgical opportunity sizes, the number and type of procedures performed, or the installed base of our systems do not have an impact on our results of operations but are used to estimate the progress of our business. Estimates and judgments for determining surgical opportunity sizes, the number and type of procedures, and the installed base of our systems and the accuracy of these estimates may be impacted over time with changes in treatment modalities, hospital reporting behavior, system internet connectivity, distributor reporting behavior, increases in procedures per field employee, and other factors. In addition, from time to time, we may change the method for determining opportunity sizes, the number and type of procedures, and the installed base of our systems, causing variation in our reporting.
RISKS RELATING TO OUR REGULATORY ENVIRONMENT
COMPLYING WITH FDA AND FOREIGN REGULATIONS IS A COMPLEX PROCESS, AND OUR FAILURE TO FULLY COMPLY COULD SUBJECT US TO SIGNIFICANT ENFORCEMENT ACTIONS.
Because our products are commercially distributed, numerous quality and post-market regulatory requirements apply, including the following:
•continued compliance with the FDA’s QMSR, which requires manufacturers to follow design, testing, control, documentation, and other quality assurance procedures during the development and manufacturing process;
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
We have a wholly owned manufacturing facility located in Mexicali, Mexico, which manufactures reusable and disposable medical device instruments. This facility is registered with the FDA as well as with Mexican authorities. The facility is operated under U.S. and international quality system regulations, including those applicable to Canada, the EU, Brazil, and Japan, among others. This facility has an FDA Establishment Registration but has not been inspected by the FDA to date. If the FDA were to identify non-conformances in our product documentation or quality system compliance, it could hold indefinitely the importation of instruments at the border, which would deprive us of the ability to sell and supply the majority of our customers until the FDA requirements have been satisfied. Similar supply disruptions could occur if key suppliers outside of the U.S. were to encounter non-conformances with their documentation or quality system compliance.
In the EU, subject to the transitional provisions and in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU MDR, which repeals and replaces the MDD. Compliance with these requirements is a prerequisite to be able to affix the CE mark to our products, without which they cannot be sold or marketed in the EU.
All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU MDR, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks that may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. A conformity assessment procedure generally requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design, and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.
In addition, once our devices are certified under the EU MDR, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and the EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the EU MDR or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU MDR. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU MDR. The notified body may disagree with our proposed changes and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.
If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU. The aforementioned EU rules are generally applicable in the EEA. Non-compliance with the above requirements would also prevent us from selling our products in these three countries.
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
Similarly, although the FDA has a statutory deadline of 120 days to review a de novo submission, in practice, the review may take much longer. In addition, a PMA application or de novo classification requests generally require the performance of one or more clinical studies. In some cases, such studies may also be required to support a 510(k) application, and any requirements to conduct clinical studies beyond those we anticipate for our current or future products could add significantly to our costs and have a material adverse effect on our business.
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
In addition, the FDA or other regulatory agencies may change their policies, adopt additional regulations, revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. We may be found non-compliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies. For example, on February 2, 2026, the FDA’s final rule implementing the QMSR became effective. The QMSR, which replaces the FDA’s former Quality System Regulation sets forth the FDA’s current good manufacturing practice requirements for medical devices, and among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the QSR, and although we have obtained ISO 13485:2016 certification for our quality management system, the FDA has indicated that ISO:13485 certification alone will not ensure compliance under the QMSR, nor will ISO certification exempt manufacturers from FDA inspection. The QMSR also includes certain compliance obligations, such as those relating to unique device identification, product traceability, and maintenance of complaint and service records, that align more closely with FDA’s existing medical device requirements than with ISO standards. Accordingly, it remains unclear the extent to which the QMSR may impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business. If we are unable to comply with the QMSR, or with any other changes in the laws or regulations enforced by FDA or comparable regulatory authorities, we may be subject to enforcement action, which could have an adverse effect on our business, financial condition, or results of operations.
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
Even if we obtain such approvals, we may not be able to conduct studies that comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Clinical testing is difficult to design and implement, can take many years, can be expensive, and carries uncertain outcomes and, if we fail to complete our planned or ongoing clinical trials or if such clinical trials produce negative or inconclusive results, we may be delayed or prevented from obtaining regulatory clearances or approvals to commercialize our products for new or expanded indications. Additionally, we may experience delays in our ongoing clinical trials for any number of reasons, which could adversely affect the costs, timing, or successful completion of our clinical trials. If we fail to complete our planned and ongoing clinical trials or if such clinical trials produce negative or inconclusive results, we may be delayed or prevented from obtaining regulatory clearances or approvals to commercialize our products for new or expanded indications, which may limit demand for our products.
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
Our manufacturing facilities are subject to periodic inspection by regulatory authorities and audit by notified bodies, and our operations will continue to be regulated and inspected by the FDA and other regulatory agencies and notified bodies for compliance with Good Manufacturing Practice requirements contained in the QMSR and other regulatory requirements. We are similarly required to comply with ISO quality system standards as well as EU legislation and norms in order to produce products for sale in the EU. In addition, many countries, such as Canada and Japan, have very specific additional regulatory requirements for quality assurance and manufacturing. If we fail to continue to comply with Good Manufacturing Practice requirements, as well as ISO or other regulatory standards, we may be required to cease all or part of our operations until we comply with these regulations.
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
Our Sunnyvale, California facility is licensed by the State of California to manufacture medical devices. We have been subject to periodic inspections by the California Department of Health Services Food and Drug Branch and, if we are unable to maintain this license following any future inspections, we will be unable to manufacture or ship some products, which would have a material adverse effect on our results of operations. In addition, all of our facilities are subject to periodic inspections by other regulatory bodies, including third-party auditors on behalf of national regulatory authorities. Compliance with multiple regulatory standards is complex, difficult, and costly to maintain, and material deficiencies could result in significant limitations on our ability to manufacture, transport, and sell our products in one or more countries.
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
In the EU, the EU MDR, which repealed and replaced the MDD, became applicable on May 26, 2021. In accordance with transitional provisions, both (i) devices lawfully placed on the market pursuant to the EU MDD prior to May 26, 2021, and (ii) legacy devices lawfully placed on the EU market from May 26, 2021, in accordance with the EU MDR transitional provisions may generally continue to be made available on the market or put into service until December 31, 2028 (at the very latest and depending on the product risk classification) per the EU MDR extended transitional provisions, provided that the requirements of the transitional provisions are fulfilled. However, since May 26, 2021, manufacturers must already comply with a number of new, or reinforced, requirements set forth in the EU MDR, including registration of economic operators and of devices control plan, Periodic Safety Update Report (“PSUR”), notify body periodic vigilance report, post-market surveillance, clinical periodic review report, and vigilance requirements, such as the Post Market Clinical Follow-Up (“PMCF”) or Clinical Evaluation Plan (“CEP”). These requirements are in active implementation and may change as the European Commission adopts additional implementing acts and considers targeted revisions to related medical device rules.
Subject to the transitional provisions, in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU MDR. Compliance with these requirements is a prerequisite to be able to affix the CE mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU MDR, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. It is the responsibility of the (manufacturer) Person Responsible for Regulatory Compliance (“PRRC”) to ensure such requirements are fulfilled and in place in the company. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients or the safety and health of users and, where applicable, other persons, provided that any risks that may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification and may include a technical documentation assessment and an onsite audit. Except for low-risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts that relate to sterility, metrology, or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design, and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements and we have the organizational structure to support it (i.e., PRRC), the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU or any countries recognizing the CE mark. The aforementioned EU rules are generally applicable in the EEA.
We have gained certification under the EU MDR and, where appropriate, maintained our certificates granted under the former EU MDD for all medical devices that we intend to continue to market in the EU and EEA.
Further, Switzerland, which is the country from which we import our products into the EU and where our EU regulatory team is based, has not yet entered into a Mutual Recognition Agreement with the EU that covers the EU MDR and allows medical devices to move freely between Switzerland and the EU. Therefore, for future needs, we will adjust the manner in which we bring our products into the EU market. Any such adjustments could cause temporary disruptions in and have adverse financial implications to our business in Europe.
In addition, the EU regulatory landscape concerning medical devices recently evolved and continues to undergo legislative changes. On May 26, 2021, the EU MDR became applicable and repealed and replaced the EU MDD and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The EU MDR, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. These requirements are in active implementation and may change as the European Commission adopts additional implementing acts and considers targeted revisions to related medical device rules. In addition, on December 16, 2025, the European Commission published a targeted revision proposal of the EU MDR to address structural issues, certification delays, and burdens on small and medium-sized enterprises (SMEs). The proposal will enter the ordinary legislative procedure and is not expected to be adopted before 2027.
In Japan, to date, we received approvals from the Japanese Ministry of Health, Labor and Welfare for our da Vinci Si, Xi, X, 5, and SP surgical systems and various associated instruments and accessories for use in certain da Vinci procedures. We may seek additional approvals for other products and/or indications; however, there can be no assurance that such approvals will be granted. In addition, because not all of our instruments have received product approvals and reimbursement is an additional process to generate commercial acceptance, it is possible that procedures will be adopted slowly or not at all. Sales of our products depend, in part, on the extent to which the costs of our products are reimbursed by governmental health administration authorities. There are multiple pathways to obtain reimbursement for procedures including those that require in-country clinical data and which are considered for reimbursed status in April of even-numbered years. If we are not successful in obtaining the necessary reimbursement approvals or obtaining approvals for future products and procedures, then the demand for our products could be limited. These limitations could eliminate a significant opportunity for our products in Japan.
In China, our capital sales are subject to importation authorizations and purchasing tender processes. In June 2023, the China National Health Commission published the 2023 Quota. Under the original 2023 Quota, the government will allow for the sale of 559 new surgical robots into China, which could include da Vinci surgical systems as well as surgical systems introduced by others. As of December 31, 2025, including systems that were sold in prior quarters, we have placed 162 da Vinci surgical systems under the original 2023 Quota and 5 da Vinci surgical systems under special approvals. Our ability to track the number of systems that could be sold under these quotas in the future is limited by provincial and national agencies making such information publicly available. Future system sales and our ability to grow future procedure volumes are dependent on the completion of these purchasing tender authorizations. The timing and magnitude of these future authorizations, which may determine our system placements in future years, is not certain, and we expect to continue to experience variability in the timing of capital sales in China.
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
In addition, other legislative changes have been proposed and adopted since the ACA became law. These changes included an aggregate reduction in Medicare payments, which went into effect on April 1, 2013, and will remain in effect through 2032, unless additional Congressional action is taken. Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints and discounts, and require marketing cost disclosure and transparency measures.
Furthermore, implementation of OBBBA may reduce the number of individuals enrolled in state Medicaid programs and ACA marketplace plans, which may result in changes in healthcare utilization that may adversely affect demand for our products and services and could have an adverse impact on our business, financial condition, or results of operations.
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
For instance, in December 2021, the EU Regulation No. 2021/2282 on Health Technology Assessment (“HTA”), amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, e.g., certain high-risk medical devices as of 2026. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical, etc.) aspects of health technology and making decisions on pricing and reimbursement.

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
The federal Physicians Payments Sunshine Act imposes reporting and disclosure requirements on certain device manufacturers for any “transfer of value” made or distributed to physicians (including family members), as defined by statute, certain non-physician practitioners, including physician assistants and nurse practitioners, and teaching hospitals. Such information must be made publicly available in a searchable format. In addition, device manufacturers are required to report and disclose any ownership or investment interests held by physicians and their immediate family members, as well as any transfers of value made to such physician owners and investors, during the preceding calendar year. Similar requirements apply in foreign jurisdictions. Failure to submit required information at the designated times may result in civil monetary penalties for all payments, transfers of value, or ownership or investment interests not reported in an annual submission. Device manufacturers are required to submit reports to CMS by the 90th day of each calendar year.
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
Compliance with complex foreign and U.S. laws and regulations that apply to our OUS operations increases our cost of doing business in foreign jurisdictions and could expose us or our employees to fines and penalties in the U.S. and/or abroad. These numerous, and sometimes conflicting, laws and regulations include U.S. laws, such as the FCPA, and similar laws in other countries, such as the UK Bribery Act. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, distributors, or other agents will not violate our policies.
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
RISKS RELATING TO OUR INTELLECTUAL PROPERTY
IF WE ARE UNABLE TO FULLY PROTECT AND SUCCESSFULLY DEFEND OUR INTELLECTUAL PROPERTY FROM USE BY THIRD PARTIES, OUR ABILITY TO COMPETE MAY BE HARMED.
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
As we continue to introduce and commercialize new products and technologies, there may be U.S. and foreign patents issued to third parties that relate to our products. Some of these patents may be broad enough to cover one or more aspects of our products. We cannot be certain that patents issued from our own patent applications covering our products will have a priority date over any patents issued from applications filed by a third party. From time to time, we receive, and likely will continue to receive, letters from third parties accusing us of infringing and/or inviting us to license their patents. We may be sued by, or become involved in an administrative proceeding with, one or more of these third parties.
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

GENERAL RISK FACTORS
OUR FUTURE OPERATING RESULTS MAY BE BELOW EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.
Due to the dynamic nature of our industry, we have limited insight into trends that may emerge and affect our business. The revenue and income potential of our opportunities are unproven, and we may be unable to maintain or grow our revenue or income. Our products typically have lengthy sales cycles. In addition, our costs may be higher than we anticipated. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations may be materially adversely affected. Further, future revenue from sales of our products is difficult to forecast, because new surgical technologies are still evolving. Our results of operations could be impacted by numerous factors, including:
•the extent to which our products achieve and maintain acceptance;
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
Our operating results in any particular period may not be a reliable indication of our future performance. It is possible that, in future periods, our operating results could be below the expectations of securities analysts or investors. If this occurs, the price of our common stock and the value of your investment will likely decline.
OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, VOLATILE.
The market price of our common stock has experienced fluctuations and may fluctuate significantly in the future. For example, during 2025, the adjusted closing price of our common stock reached a high of $610.45 and a low of $429.59. Our stock price has, in the past, and could, in the future, fluctuate for a number of reasons, including:
•announcements about us or our competitors;
•variations in our operating results and financial guidance;
•our introduction or abandonment of new technologies or products;
•regulatory approvals and enforcement actions;
•changes in our product pricing policies;
•changes in earnings estimates;
•changes in recommendations regarding our stock or more favorable relative recommendations about our competitors by industry or securities analysts;
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
CYBERSECURITY RISK MANAGEMENT AND STRATEGY
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We design and assess our program based on various cybersecurity frameworks, such as the National Institute of Standards and Technology (“NIST”) and the Center for Internet Security (“CIS”), as well as information security standards issued by the International Organization for Standardization, including ISO 27001 and ISO 27002. Our cybersecurity systems and processes are ISO 27001 certified. We use these cybersecurity frameworks and information security standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. We reference these recognized frameworks (e.g., NIST, CIS, ISO 27001/27002) as guides to inform our processes; however, this does not imply that we meet any particular technical standards, only that these frameworks inform, but do not by themselves define, the scope of our program.
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
To date, we are not aware of risks from cybersecurity threats that have materially affected us, including our business strategy, results of operations, or financial condition. As we face evolving cybersecurity threats, we continue to monitor and reassess these risks to effectively mitigate them as part of our enterprise risk management program.
CYBERSECURITY GOVERNANCE
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risks to the Audit Committee. The Audit Committee oversees management’s implementation of the cybersecurity risk management program.
The Audit Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser potential impact. Our incident response procedures are coordinated with our disclosure controls and procedures to facilitate timely escalation to senior management and the Audit Committee for materiality assessment and, if required, current reporting.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from our IT management team, internal security staff, or external experts as part of the Board’s continuing education. Six members of our Board have information security expertise, including Joseph C. Beery, Lewis Chew, Gary S. Guthart, Ph.D., Amal M. Johnson, Sreelakshmi Kolli, and Keith R. Leonard, Jr.
Our management team, including our IT management team, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team is led by our Senior Director, IT Cybersecurity, who is within the organization of our Chief Information Officer (“CIO”). Our Senior Director, IT Cybersecurity has over 20 years of extensive information technology experience, including cybersecurity policies and standards, vulnerability management, data loss prevention, threat intelligence, incident response, risk management, and system, network, and web security. He holds a Certified Information Systems Security Professional (“CISSP”) certification. Our CIO holds a bachelor’s degree in Electronics Engineering from the University of Mumbai and has over 20 years of experience in CIO and other IT leadership positions at various public companies. Our management team has certifications from various organizations, such as ISC2 and Global Information Assurance.
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
ITEM 2.    PROPERTIES
As of December 31, 2025, we own approximately 4.1 million square feet of space on 128 acres of land in Sunnyvale, California, where we house our principal headquarters, research and development, service, and support functions, as well as certain of our manufacturing operations.
Outside of Sunnyvale, California, we own facilities in other U.S. locations that are used for sales, training, manufacturing, engineering, and administrative functions, including approximately 1.7 million square feet of space on 69 acres of land in Peachtree Corners, Georgia. We also lease approximately 1.1 million square feet of space for certain manufacturing, engineering, warehousing, and support functions at various locations in the U.S.
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
As of January 28, 2026, there were 122 stockholders of record of our common stock, although there are a significantly larger number of beneficial owners of our common stock.
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
RECENT SALES OF UNREGISTERED SECURITIES
In November 2025, as partial consideration for the acquisition of a business, we issued 29,572 shares of common stock to the sellers of such business. The shares were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. We relied on this exemption from registration based, in part, on the nature of the transaction and the representations made by the sellers of the business.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below summarizes our common stock repurchase activity for the quarter ended December 31, 2025.

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
October 1 to October 31, 2025	463,190	$432.55	463,190	$1.7	billion
November 1 to November 30, 2025	—	$—	—	$1.7	billion
December 1 to December 31, 2025	—	$—	—	$1.7	billion
Total during quarter ended December 31, 2025	463,190	$432.55	463,190

(1)Since March 2009, we have had an active stock repurchase program (the “Repurchase Program”). As of December 31, 2025, our Board of Directors (our “Board”) had authorized an aggregate amount of up to $13.0 billion for stock repurchases, of which the most recent authorization occurred in May 2025, when our Board increased the authorized amount available under our Repurchase Program to $4.0 billion, including amounts remaining under previous authorization. As of December 31, 2025, the remaining amount available to repurchase shares under the authorized Repurchase Program was $1.7 billion. The authorized Repurchase Program does not have an expiration date.

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
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2020, and December 31, 2025, with the cumulative total return of (i) the Nasdaq Composite Index, (ii) the S&P 500 Healthcare Index, and (iii) the S&P 500 Index over the same period. This graph assumes an investment of $100.00 on December 31, 2020, in our common stock, the Nasdaq Composite Index, the S&P Healthcare Index, and the S&P 500 Index and assumes the re-investment of dividends, if any.
The comparisons shown in the graph below are based on historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG INTUITIVE, NASDAQ COMPOSITE, S&P HEALTHCARE INDEX, AND S&P 500 INDEX

$225
$200
$175
$150
$125
$100
$75
2020
2021
2022
2023
2024
2025
Intuitive Surgical, Inc.
NASDAQ Composite
S&P 500 Healthcare Index
S&P 500 Index

	December 31,
	2020	2021	2022	2023	2024	2025
Intuitive Surgical, Inc.	$100.00	$131.76	$97.30	$123.71	$191.40	$207.69
Nasdaq Composite	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
S&P 500 Healthcare Index	$100.00	$124.16	$119.75	$120.12	$121.20	$136.40
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16

ITEM 6.
[RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto.
We refer to our fiscal years ended December 31, 2025, 2024, and 2023 as “2025,” “2024,” and “2023,” respectively. Unless the context requires otherwise, we are referring to Intuitive Surgical, Inc. and its consolidated subsidiaries when we use the terms “Intuitive,” the “Company,” “we,” “our,” or “us.”
This section of the Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Da Vinci surgical systems enable surgeons to extend the benefits of MIS to many patients who would otherwise undergo a more invasive surgery by using computational, robotic, and imaging technologies to overcome many of the limitations of traditional open surgery or conventional MIS. Surgeons using a da Vinci surgical system operate while seated at a console viewing a 3D, high-definition image of the surgical field. This immersive console connects surgeons to the surgical field and their instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, similar to open surgical technique. Our technology is designed to provide surgeons with a range of articulation of the surgical instruments used in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in a surgeon’s hand. In designing our products, we focus on making our technology easy and safe to use.
Our da Vinci products fall into five broad categories: da Vinci surgical systems, da Vinci instruments and accessories, da Vinci stapling, da Vinci energy, and da Vinci vision. We provide a comprehensive suite of systems, learning, and services offerings. Digitally enabled for nearly three decades, these three offerings aim to decrease variability by providing dependable, consistent functionality and an integrated user experience. Our systems category includes robotic platforms, software, vision, energy, and instruments and accessories. Our learning category includes learning and enabling technology, such as simulation and telepresence, as well as technical training programs and personalized peer-to-peer learning opportunities. We have a global network of field service engineers and distributors through which we deliver a suite of services, including installation, repair, maintenance, around-the-clock technical support, and system monitoring. We also offer customized analytics and consultation to hospitals for program optimization.
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
In March 2024, we obtained FDA clearance for our da Vinci 5 surgical system, our next-generation multi-port robotic system, for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications. In October 2024, we obtained regulatory clearance in South Korea for the da Vinci 5 surgical system for use in urologic, general, gynecologic, thoracoscopic, thoracoscopically-assisted cardiotomy, and transoral otolaryngology surgical procedures. In June 2025, we obtained regulatory clearance in Japan for the da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac indications. In July 2025, we obtained European certification in accordance with the EU MDR for the da Vinci 5 surgical system for adult and pediatric use in minimally invasive endoscopic procedures across abdominopelvic and thoracoscopic surgical procedures, including urologic, gynecologic, and general laparoscopic procedures, excluding the use of force feedback. We intend to seek European certification for the use of force feedback in the future. In our OUS markets, we are in the midst of a phased launch of our da Vinci 5 surgical system over several quarters. As of December 31, 2025, we have an installed base of 1,231 da Vinci 5 surgical systems.
Additionally, we extended our fourth-generation platform by adding the da Vinci SP surgical system, commercialized in 2018. The da Vinci SP surgical system accesses the body through a single incision, while the other da Vinci surgical systems access the body through multiple incisions. All da Vinci surgical systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.

We are in the early stages of launching our da Vinci SP surgical system, and we have an installed base of 377 da Vinci SP surgical systems as of December 31, 2025. We have received FDA clearance for the da Vinci SP surgical system for urologic, colorectal, general thoracoscopic, and certain transoral procedures. Additionally, the da Vinci SP surgical system has received regulatory clearance in South Korea for a broad set of procedures. The da Vinci SP surgical system has also received regulatory clearance in Japan for the same set of procedures that are currently allowed with the da Vinci Xi surgical system in Japan. In January 2024, the da Vinci SP surgical system received European certification in accordance with Regulation (EU) 2017/745 of the European Parliament and of the Council of 5 April 2017 on medical devices (the “EU MDR”) for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, and breast surgical procedures, and we are commercializing the da Vinci SP surgical system in select major European countries as part of a measured rollout strategy. In August 2024, we obtained regulatory clearance in Taiwan for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, transanal total mesorectal excision, and breast surgical procedures. We plan to seek FDA clearances for additional indications for the da Vinci SP surgical system and expand the system’s regulatory approvals (including for additional indications) in other OUS markets over time. The success of the da Vinci SP surgical system is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances.
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
Trade and Tariffs Update
Beginning in 2025, the U.S. implemented a baseline tariff framework on most imports with higher country- and product-specific rates for certain trading partners, including Mexico, Germany, and China, among others, alongside reciprocal measures announced by other jurisdictions. Our disclosure reflects tariffs currently in effect or announced as of the date of this report and assumes such tariffs remain in place, consistent with how we reflect tariff impacts in our financial outlook. We currently manufacture a significant majority of our instruments and accessories in Mexicali, Mexico. Most of these products qualify as originating under the USMCA and, therefore, have not been subject to U.S. import tariffs to date. We also import certain raw materials and finished goods from outside of the U.S. that are subject to tariffs, including our endoscopes, a majority of which are manufactured in Germany. In addition, our operations involve importing certain raw materials from China, importing sub-assemblies to support our local da Vinci Xi surgical system manufacturing in China, and selling U.S.-manufactured da Vinci Xi surgical systems into China. These imports into the U.S. and China are subject to tariffs, which we expect to continue to have an adverse impact on the product cost of our da Vinci Xi surgical system in China.
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
In 2025, tariffs and other trade measures have increased our cost of revenues by approximately $63.0 million. Based on the announced and implemented global tariffs as of the date of this report, and assuming such tariffs remain in place, we expect our cost of revenues driven by tariffs and other trade measures to continue to increase in 2026. Future changes to tariff rates and the imposition of new tariffs by the U.S. and/or other countries could result in a material impact to our results of operations. The ultimate impact of changes to tariffs and trade barriers will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade barriers that are implemented, all of which could have a material adverse effect on our business, financial condition, or results of operations.
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
For further details on remanufactured instruments, refer to the “Products & Services – Da Vinci – Instruments” section of our corporate website. The inclusion of a reference to our corporate website in this filing does not include or incorporate by reference the information on our website into this Form 10-K.
Other Macroeconomic Environment Factors
Our future results of operations and liquidity could be materially adversely affected by uncertainties surrounding macroeconomic and geopolitical factors both in the U.S. and globally. These uncertainties include any introduction or modification of tariffs or trade barriers, supply chain challenges, inflationary pressures, elevated interest rates, and disruptions in the commodity markets stemming from conflicts, such as those between Russia and Ukraine and conflicts in the Middle East.
During the fourth quarter of 2025, we continued to experience isolated stresses to supply, particularly for specific component materials impacted by evolving trade requirements and at certain subcontract suppliers that were operationally challenged to meet our production requirements. These isolated instances did not have a material impact on our business during the fourth quarter of 2025. As a result of the escalation in tariffs and country-specific trade requirements, including export license controls between major economies, we may experience tariff-related inflation in raw materials costs as well as supply shortages based on shipment delays and the availability of alternative sources of supply for critical materials used in the manufacture of finished products.
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
Da Vinci Surgical Systems
Multi-port
•In January 2026, we obtained FDA clearance for the use of our da Vinci 5 surgical system in selected thoracoscopically-assisted cardiac surgical procedures using non-force feedback instruments, including mitral valve repair and replacement, tricuspid valve repair, IMA mobilization for cardiac revascularization, patent foramen ovale closure, atrial septal defect repair, left atrial appendage closure/occlusion, atrial myxoma excision, and epicardial pacing lead placement procedures.
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
•In July 2025, we obtained European certification in accordance with the EU MDR for our da Vinci 5 surgical system for adult and pediatric use in minimally invasive endoscopic procedures across abdominopelvic and thoracoscopic surgical procedures, including urologic, gynecologic, and general laparoscopic procedures, excluding the use of force feedback. We intend to seek European certification for the use of force feedback in the future. In June 2025, we obtained regulatory clearance in Japan for the da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac indications. In October 2024, we obtained regulatory clearance in South Korea for the da Vinci 5 surgical system for use in urologic, general, gynecologic, thoracoscopic, thoracoscopically-assisted cardiotomy, and transoral otolaryngology surgical procedures. In March 2024, we obtained FDA clearance for our da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications as well as one contraindication related to the use of force feedback in hysterectomy and myomectomy surgical procedures. In our OUS markets, we are early in the launch of our da Vinci 5 surgical system.
◦In December 2024, we obtained European certification in accordance with the EU MDR for our E-200 generator. In July 2023, we received regulatory clearance for our E-200 generator in Japan and South Korea. In November 2022, we obtained FDA clearance for our E-200 generator. The E-200 generator can be used in da Vinci robotic procedures, as well as non-robotic open and laparoscopic procedures, to deliver high-frequency energy for cutting, coagulation, and vessel sealing of tissues. The E-200 generator includes the same advanced energy capability as the E-100 generator and supports the same vessel sealing instruments.

◦In September 2024, we obtained FDA clearance for our redesigned 8 mm SureForm 30 stapler and 8 mm SureForm 30 Curved-Tip stapler instruments and reloads for use with our da Vinci 5, da Vinci X, and da Vinci Xi surgical systems in general, thoracic, gynecologic, urologic, and pediatric surgical procedures. In April 2024, we obtained European certification in accordance with the EU MDR for our redesigned 8 mm SureForm 30 stapler and 8 mm SureForm 30 Curved-Tip stapler instruments and reloads for use in general, thoracic, gynecologic, urologic, and pediatric surgical procedures.
◦In August 2023, following approval by China’s NMPA for a local version of our da Vinci Xi surgical system in June 2023, our Joint Venture received a manufacturing license that permits the Joint Venture to manufacture our da Vinci Xi surgical system for sale to customers in China.
Single-port
◦In December 2025, we obtained FDA clearance for the use of our da Vinci SP surgical system in cholecystectomy, inguinal hernia repair, appendectomy, and nipple sparing mastectomy (NSM) procedures. In May 2025, we obtained FDA clearance for the use of our da Vinci SP surgical system in transanal local excision/resection, a form of minimally invasive surgery performed through a natural orifice to avoid abdominal surgical incisions, for select procedures. In December 2024, we obtained FDA clearance for the use of our da Vinci SP surgical system in colorectal surgical procedures. In July 2024, we obtained FDA clearance for the use of our da Vinci SP surgical system in general thoracoscopic surgical procedures. In April 2023, we obtained FDA clearance for the use of our da Vinci SP surgical system in simple prostatectomy procedures and in transvesical approaches to simple and radical prostatectomy.
◦In June 2025, we obtained regulatory clearances in South Korea and Japan for our SP SureForm 45 stapler and our SP SureForm 45 curved-tip stapler for use with our da Vinci SP surgical system. In March 2025, we obtained FDA clearance for our SP SureForm 45 stapler and our SP SureForm 45 curved-tip stapler for use with our da Vinci SP surgical system, which may be particularly useful in thoracic and colorectal surgical procedures.
◦In August 2024, we obtained regulatory clearance in Taiwan for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, transanal total mesorectal excision, and breast surgical procedures. In January 2024, we obtained European certification in accordance with the EU MDR for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, and breast surgical procedures.
Ion Endoluminal System
◦In October 2025, we obtained FDA clearance for software advancements for the Ion endoluminal system. This software release introduces artificial intelligence across Ion’s entire navigational workflow, while also integrating new advanced imaging capabilities to support accurate and efficient lung biopsies.
◦In February 2025, we obtained European certification in accordance with the EU MDR to extend the number of uses of our catheter instrument used with our Ion endoluminal system from five to eight uses. In April 2024, we obtained FDA clearance to extend the number of uses of our catheter instrument from five to eight uses.
◦In March 2024, we received NMPA regulatory clearance for our Ion endoluminal system in China. We placed our first Ion systems in China during the third quarter of 2024 and will continue our rollout of the Ion system in China in a measured fashion. In September 2023, we received regulatory clearance in South Korea for our Ion endoluminal system. In March 2023, we obtained European certification in accordance with the EU MDR for our Ion endoluminal system.
In June 2023, the China National Health Commission published the 14th five-year plan quota for major medical equipment to be sold in China on its official website (the “2023 Quota”). Under the original 2023 Quota, the government will allow for the sale of 559 new surgical robots into China, which could include da Vinci surgical systems as well as surgical systems introduced by others. As of December 31, 2025, including systems that were sold in prior quarters, we have placed 162 da Vinci surgical systems under the original 2023 Quota and 5 da Vinci surgical systems under special approval. Future sales of da Vinci surgical systems under this and any previously published open quotas are uncertain, as they are open to other medical device companies that have introduced robotic-assisted surgical systems and are dependent on hospitals completing a tender process and receiving associated approvals. Our ability to track the number of systems that could be sold under these quotas in the future is limited by provincial and national agencies making such information publicly available.
Since 2022, several provinces in China have implemented significant limits on what hospitals can charge patients for surgeries using robotic surgical technology, including soft tissue surgery. These limits have impacted the number of procedures performed in those provinces as well as pricing of our instruments and accessories, which have impacted our instruments and accessories revenue. However, as of the date of this report, these limits have not had a material impact on our business, financial condition, or results of operations, as only a small portion of our installed base in China is currently located in the impacted provinces. Companies providing robotic surgical technology, including our Joint Venture, have been meeting with Chinese government healthcare agencies to discuss these developments and to provide feedback. We cannot assure you that additional provincial or national healthcare agencies and administrations will not impose similar limits, and we expect to continue to face increased pricing pressure, both of which could further impact the number of procedures performed and our instruments and accessories revenue in China.
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

2025 Operational and Financial Highlights
•Total revenue increased by 21% to $10.1 billion for the year ended December 31, 2025, compared to $8.4 billion for the year ended December 31, 2024.
•Approximately 3,153,000 da Vinci procedures were performed during the year ended December 31, 2025, an increase of 18% compared to approximately 2,683,000 da Vinci procedures for the year ended December 31, 2024.
•Approximately 144,100 Ion procedures were performed during the year ended December 31, 2025, an increase of 51% compared to approximately 95,500 Ion procedures for the year ended December 31, 2024.
•Instruments and accessories revenue increased by 19% to $6.02 billion for the year ended December 31, 2025, compared to $5.08 billion for the year ended December 31, 2024.
•Systems revenue increased by 26% to $2.47 billion for the year ended December 31, 2025, compared to $1.97 billion for the year ended December 31, 2024.
•1,721 da Vinci surgical systems were placed during the year ended December 31, 2025, an increase of 13% compared to 1,526 systems during the year ended December 31, 2024. The 2025 da Vinci surgical system placements included 870 da Vinci 5 surgical systems, compared with 362 in 2024.
•As of December 31, 2025, we had a da Vinci surgical system installed base of approximately 11,106 systems, an increase of 12% compared to the installed base of approximately 9,902 systems as of December 31, 2024.
•Utilization of da Vinci surgical systems, measured in terms of procedures per system per year, increased 3% relative to 2024.
•195 Ion systems were placed during the year ended December 31, 2025, a decrease of 28% compared to 271 systems during the year ended December 31, 2024.
•As of December 31, 2025, we had an Ion system installed base of approximately 995 systems, an increase of 24% compared to the installed base of approximately 805 systems as of December 31, 2024.
•Gross profit as a percentage of revenue was 66.0% for the year ended December 31, 2025, compared to 67.5% for the year ended December 31, 2024.
•Operating income increased by 25% to $2.95 billion for the year ended December 31, 2025, compared to $2.35 billion for the year ended December 31, 2024. Operating income included $803 million and $688 million of share-based compensation expense related to employee stock plans and $20.2 million and $22.6 million of intangible asset-related charges for the years ended December 31, 2025, and 2024, respectively.
•During the year ended December 31, 2025, we repurchased 4.8 million shares of our common stock for $2.30 billion.
•As of December 31, 2025, we had $9.03 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $0.20 billion, compared to $8.83 billion as of December 31, 2024, primarily as a result of cash provided by operating activities and proceeds from stock option exercises and employee stock purchases, partially offset by cash used for repurchases of common stock, capital expenditures, and taxes paid related to net share settlements of equity awards.

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

The following table summarizes the approximate number of procedures performed on da Vinci surgical systems in the US and OUS for the periods presented (amounts shown in thousands):

	Approximate Procedures (Thousands)			Percentage Change*
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024
U.S.
General Surgery	1,250	1,063	896	18%	19%
Gynecology	468	423	390	11%	8%
Urology	201	186	173	8%	7%
Other	93	85	73	11%	18%
Total U.S.	2,012	1,757	1,532	15%	15%
OUS
Urology	507	435	381	16%	14%
General Surgery	334	254	188	31%	35%
Gynecology	181	142	110	28%	29%
Other	119	95	75	27%	28%
Total OUS	1,141	926	754	23%	23%
Total Procedures	3,153	2,683	2,286	18%	17%
___________
* The approximate procedures are rounded to thousands, but the percentage changes are based on unrounded approximate procedures.
Overall. Total da Vinci procedures performed by our customers grew approximately 18% in 2025, compared to approximately 17% in 2024, largely attributable to growth in U.S. general surgery, OUS general surgery (particularly cancer), OUS urologic surgery, and U.S. gynecologic surgery procedures.
U.S. Procedures. U.S. da Vinci procedures grew approximately 15% in 2025, compared to approximately 15% in 2024. The 2025 U.S. procedure growth was largely attributable to growth in general surgery and gynecologic surgery procedures.
U.S. General Surgery. General surgery procedures in the U.S. grew approximately 18% in 2025, compared to approximately 19% in 2024, most notably cholecystectomy, hernia repair, appendectomy, and colorectal procedures. The number of U.S. da Vinci bariatric procedures performed declined in the high-single digits in 2025 compared to 2024. Cholecystectomy, inguinal and ventral hernia repair, and appendectomy procedures contributed the most incremental procedures in 2025. Cholecystectomy, inguinal and ventral hernia repair, and colorectal procedures contributed the most incremental procedures in 2024.
Given the already very high level of laparoscopic techniques used in cholecystectomy procedures, it remains unclear to what extent robotic-assisted surgery using da Vinci may continue to be adopted.
We believe that growth in hernia repair procedures using da Vinci reflects improved clinical outcomes within certain patient populations, as well as potential cost benefits relative to certain alternative treatments. We believe that hernia repair procedures represent a significant opportunity with the potential to drive growth in future periods. However, given the differences in surgical complexity associated with the treatment of various hernia patient populations and varying surgeon opinions regarding optimal surgical technique, it is difficult to estimate the timing of and to what extent hernia repair procedure volume will grow in the future. We expect a large portion of hernia repairs will continue to be performed via different modalities of surgery.
Growth in appendectomy procedures reflects greater access to acute and after-hours care. We believe that our stapling instruments may minimize complications and reduce operative times in emergent and after-hours settings. Similar to cholecystectomy procedures, there is currently a high level of laparoscopic techniques used in appendectomy procedures.
The adoption of da Vinci for colorectal procedures, which includes several underlying procedures, such as low anterior resections for rectal cancers and certain colon procedures for benign and cancerous conditions, has been ongoing for several years and is supported by certain technologies, such as our da Vinci energy and da Vinci stapler products as well as our Integrated Table Motion product.
U.S. Gynecology.  Gynecology procedures in the U.S. grew approximately 11% in 2025, compared to approximately 8% in 2024. Benign hysterectomy procedures contributed the most incremental procedures in 2025 and 2024. The growth in benign hysterectomy procedures has been largely driven by use of our systems by new da Vinci surgeons.

OUS Procedures. OUS da Vinci procedures grew approximately 23% in 2025, compared to approximately 23% in 2024. In OUS markets, robotic-assisted procedures are at varying states of adoption in different areas of the world with cancer procedures outpacing benign procedures. We saw strong procedure growth in South Korea and India during 2025. We believe that growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures as well as increased surgeon training. In South Korea, the doctor strikes that began in the first quarter of 2024 have ended; we saw a recovery in the number of procedures performed in 2025, and the growth rate in South Korea exceeded the overall OUS procedure growth rate.
OUS General Surgery.  OUS general surgery procedures grew approximately 31% in 2025, compared to approximately 35% in 2024, most notably colorectal and hernia repair procedures. Colorectal procedures contributed the most incremental procedures in 2025 and 2024, aided by improved clinical outcomes relative to open and laparoscopic techniques within certain patient populations, along with enabling technologies, such as our da Vinci energy and da Vinci stapler products as well as our Integrated Table Motion product. The growth in hernia repair procedures has largely been driven by increased use of our systems by new da Vinci surgeons.
OUS Urology. OUS urology procedures have been a consistent contributor to our overall procedure growth. OUS urology procedures grew approximately 16% in 2025, compared to approximately 14% in 2024, most notably prostatectomy and partial nephrectomy procedures. In the U.S., da Vinci is the standard of care for the surgical treatment of prostate cancer, and we believe that the growth is largely aligned with surgical volumes of prostate cancer. In OUS markets, prostatectomy is at varying states of adoption in different areas of the world but is the largest overall da Vinci procedure. In 2025, we saw consistent growth in OUS prostatectomy procedures compared to 2024.
Kidney cancer procedures have also been a strong contributor to our recent global urology procedure growth. Clinical publications have demonstrated that the use of a da Vinci surgical system increases the likelihood that a patient will receive nephron sparing surgery through a partial nephrectomy, which is typically the surgical society guideline recommended therapy.
OUS Gynecology. OUS gynecology procedures grew approximately 28% in 2025, compared to approximately 29% in 2024, most notably hysterectomy procedures. The growth in hysterectomy procedures has been largely driven by increased use of our systems by new da Vinci surgeons.
Ion Procedures
The adoption of robotic-assisted bronchoscopy using the Ion endoluminal system has the potential to grow if it can offer greater patient value than non-Ion alternatives and competitive total economics for healthcare providers.
In 2025, approximately 144,100 biopsy procedures were performed with Ion systems, compared to approximately 95,500 in 2024 and approximately 53,800 in 2023. The increase in our overall procedure volume in 2025 reflects a larger installed base of approximately 995 systems, an increase of 24% compared to the installed base of approximately 805 systems as of 2024. Currently, the vast majority of Ion biopsy procedures are performed in the U.S.
System Demand
System placements are driven by procedure growth in most geographic markets. In some markets, system placements are constrained by regulation. In geographies where da Vinci procedure adoption is in an early stage or system placements are constrained by regulation, system sales will precede procedure growth.

The following table summarizes our da Vinci and Ion placements during the periods presented (amounts shown in ones):

	Year Ended December 31,
	2025	2024	2023
Da Vinci Surgical System Placements by Region
U.S. unit placements	987	800	666
OUS unit placements	734	726	704
Total unit placements (1)	1,721	1,526	1,370
________
(1) Includes the following number of units involving trade-ins:	437	150	240

Ion System Placements by Region
U.S. unit placements	169	253	211
OUS unit placements	26	18	2
Total unit placements	195	271	213
During 2025, 1,721 da Vinci surgical systems were placed compared to 1,526 systems during 2024. By geography, 987 systems were placed in the U.S., 342 in Europe, 269 in Asia, and 123 in other markets during 2025, compared to 800 systems placed in the U.S., 309 in Europe, 321 in Asia, and 96 in other markets during 2024. The increase in total units placed during 2025 compared to 2024, reflected incremental demand for our next-generation da Vinci 5 surgical system, an increase in trade-ins of our fourth-generation da Vinci surgical systems, and continued demand for additional capacity by our customers as a result of procedure growth, partially offset by a smaller number of third-generation da Vinci surgical systems available for trade-in. The 2025 da Vinci surgical system placements included 870 da Vinci 5 surgical systems, compared with 362 in 2024.
As of December 31, 2025, we had a da Vinci surgical system installed base of approximately 11,106 systems compared to approximately 9,902 systems as of December 31, 2024. By geography, 6,364 systems were in the U.S., 2,168 in Europe, 1,993 in Asia, and 581 in the rest of the world. The incremental system installed base reflects continued procedure growth and further customer validation that robotic-assisted surgery addresses their Quintuple Aim objectives.
During 2025, 195 Ion systems were placed compared to 271 systems during 2024. By geography, 169 systems were placed in the U.S., 16 in Europe, 7 in Asia, and 3 in other markets during 2025, compared to 253 systems placed in the U.S., 14 in Europe, and 4 in Asia during 2024. In the U.S., where we estimate that the Ion penetration of lung biopsies is approaching the halfway point of all lung biopsies performed, our customers’ focus has begun to shift from increasing capacity to increasing utilization of their existing systems. As of December 31, 2025, we had an Ion system installed base of approximately 995 systems, compared to an installed base of approximately 805 systems as of December 31, 2024.
We continue to see some customers challenged by staffing constraints, lower public funding of healthcare in certain markets (particularly in Europe and Japan), and other financial pressures. As a result, we expect our customers to continue to be cautious in their overall capital spending. In addition, system demand in China has been affected by increasing competition from domestic robotic-assisted surgical system manufacturers as well as a broader central government focus on systematic governance. Targeting the healthcare sector, this campaign was initially launched by the Chinese government in July 2023 and has resulted in heightened scrutiny by medical institutions with respect to initiating tenders, with some tenders being canceled or delayed without a timeline. In 2025, the effects of this campaign, combined with the competitive dynamics in China and various measures related to industrial policy, contributed to fewer systems being placed in China than we anticipated. Currently, the extent and impact of this campaign and the competitive dynamics in China on our business remains uncertain.
We expect that future placements of da Vinci surgical systems will be impacted by a number of factors: supply chain risks; economic and geopolitical factors; inflationary pressures; high interest rates; hospital staffing constraints; procedure growth rates; evolving system utilization and point-of-care dynamics; capital replacement trends, including a declining number of older generation systems available for trade-in transactions; additional reimbursements in various global markets, such as in Japan; the timing around governmental tenders and authorizations, as well as governmental actions impacting the tender process, such as the governance campaign in China; hospitals’ response to the evolving healthcare environment; the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci 5, da Vinci X, da Vinci Xi, and da Vinci SP surgical systems and related instruments; and the market response.
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
Many of the above factors will also impact future demand for our Ion endoluminal system, as we extend our commercial offering into diagnostics, along with additional factors associated with a new product introduction, including, but not limited to, our ability to optimize manufacturing and our supply chain, competition, clinical data to demonstrate value, and customer acceptance.
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

The following table summarizes our da Vinci and Ion system placements under leasing arrangements for the periods presented (amounts in ones):

	Year Ended December 31,
	2025	2024	2023
Da Vinci Surgical System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	376	309	304
Usage-based operating lease arrangements	496	467	355
Total da Vinci surgical system placements under operating lease arrangements	872	776	659
% of Total da Vinci surgical system placements	51%	51%	48%
Sales-type lease arrangements	40	88	45
Total da Vinci surgical system placements under leasing arrangements	912	864	704

Ion System Placements Under Leasing Arrangements
Fixed-payment operating lease arrangements	43	85	63
Usage-based operating lease arrangements	53	68	54
Total Ion system placements under operating lease arrangements	96	153	117
% of Total Ion system placements	49%	56%	55%
Sales-type lease arrangements	10	4	5
Total Ion system placements under leasing arrangements	106	157	122
Variable lease revenue recognized from usage-based operating lease arrangements has been included in our operating lease metrics herein. Operating lease revenue has grown at a faster rate than overall systems revenue and was $874 million, $654 million, and $501 million in 2025, 2024, and 2023, respectively, of which $531 million, $338 million, and $217 million, respectively, was variable lease revenue related to our usage-based operating lease arrangements.
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

The following table summarizes our da Vinci and Ion systems installed base under operating leasing arrangements as of the periods presented (amounts in ones):

	As of December 31,
	2025	2024	2023
Da Vinci Surgical System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	1,400	1,307	1,204
Usage-based operating lease arrangements	1,810	1,492	1,023
Total da Vinci surgical system installed base under operating lease arrangements	3,210	2,799	2,227

Ion System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	110	126	96
Usage-based operating lease arrangements	250	193	118
Total Ion system installed base under operating lease arrangements	360	319	214
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
For some operating lease arrangements, our customers are provided with the right to purchase the leased system at certain points during and/or at the end of the lease term. Revenue generated from customer purchases of systems under operating lease arrangements (“Lease Buyouts”) was $130 million, $109 million, and $74 million in 2025, 2024, and 2023, respectively. We expect that revenue recognized from customer exercises of buyout options will fluctuate based on the timing of when, and if, customers choose to exercise such buyout options.
Systems revenue is also affected by the proportion of system placements under operating lease arrangements, which can fluctuate period to period depending on customer preference, recurring fixed-payment and usage-based operating lease revenue, Lease Buyouts, product mix, ASPs, trade-in activities, customer mix, and specified-price trade-in rights. We generally do not provide specified-price trade-in rights or upgrade rights at the time of a system purchase; however, in conjunction with the rollout of our next-generation da Vinci 5 surgical system, there may be limited instances in which certain arrangements include specified-price trade-in rights. For trade-in activities involving operating lease upgrades, depending on the timing and terms of the upgrade transaction, the amount of revenue generated on the initial and new lease arrangements may not, in the aggregate, generate the same amount of revenue that a traditional sale and trade-in transaction would. Systems revenue increased 26% to $2.47 billion in 2025. Systems revenue increased 17% to $1.97 billion in 2024. Systems revenue remained flat at $1.68 billion in 2023.
Procedure/Product Mix
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
Revenue
We recognize up-front revenue from the placement of da Vinci surgical systems through sales or sales-type lease arrangements. Recurring revenue is recognized over time from the placement of da Vinci surgical systems under fixed-payment or usage-based operating lease arrangements, as well as from service arrangements. Recurring revenue is also recognized up-front from the sale of instruments and accessories.

The da Vinci surgical system generally sells for between $0.7 million and $3.1 million (generally inclusive of one year of service), depending on the model, configuration, and geography, and represents a significant capital equipment investment for our customers when purchased. Our instruments and accessories have limited lives and will either expire or wear out as they are used in surgery, at which point they need to be replaced. We generally earn between $900 and $3,700 of instruments and accessories revenue per surgical procedure performed, depending on the type and complexity of the specific procedures performed and the number and type of instruments used. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $95,000 and $225,000, depending on the configuration of the underlying system and the composition of the services offered under the contract. Our system sale arrangements generally include a five-year period of service, with the first year of service generally included in the selling price of the system. These service contracts have generally been renewed at the end of the initial contractual service periods.
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
The following table summarizes our revenue for the periods presented (amounts in millions):

	Year Ended December 31,
	2025	2024	2023
Revenue
Instruments and accessories	$6,018.9	$5,079.0	$4,276.6
Systems	2,473.7	1,966.0	1,679.7
Total product revenue	8,492.6	7,045.0	5,956.3
Service	1,572.1	1,307.1	1,167.8
Total revenue	$10,064.7	$8,352.1	$7,124.1
U.S.	$6,815.8	$5,589.4	$4,688.6
OUS	3,248.9	2,762.7	2,435.5
Total revenue	$10,064.7	$8,352.1	$7,124.1
% of Revenue — U.S.	68%	67%	66%
% of Revenue — OUS	32%	33%	34%
Total revenue increased in 2025 compared to 2024, primarily driven by 19% higher instruments and accessories revenue, 26% higher systems revenue, and 20% higher service revenue.
We generally sell our products and services in local currencies where we have direct distribution channels. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 24%, 24%, and 25% in 2025, 2024, and 2023, respectively. Fluctuations in foreign currency exchange rates had a favorable impact on OUS total revenue of $31 million for 2025 and an unfavorable impact on OUS total revenue of $34 million for 2024. The impact of foreign currency exchange rate fluctuations was calculated by comparing the USD value of foreign-currency-denominated transactions translated at exchange rates in effect during the period in which each order was recorded to the USD value of those same transactions translated at exchange rates in effect during the comparable prior-year period, net of the impacts from foreign currency hedges.
We believe that U.S. revenue has historically accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.
Product Revenue
Instruments and accessories revenue increased by 19% to $6.02 billion for 2025, compared to $5.08 billion for 2024. The increase in instruments and accessories revenue was primarily driven by approximately 18% higher da Vinci procedure volume, approximately 51% higher Ion procedure volume, and incremental growth of SP procedures, partially offset by an unfavorable procedure mix. The 2025 U.S. da Vinci procedure growth was approximately 15%, driven primarily by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, appendectomy, and colorectal procedures, and gynecologic procedures. The number of U.S. da Vinci bariatric procedures performed declined in the high-single digits in 2025 compared to 2024. The 2025 OUS da Vinci procedure growth was approximately 23%, driven by growth in general surgery procedures, most notably colorectal and hernia repair procedures; urologic procedures, most notably prostatectomy and partial nephrectomy procedures; and gynecologic procedures. Geographically, the 2025 OUS da Vinci procedure growth was driven by several markets with particular strength in South Korea and India.
Systems revenue increased by 26% to $2.47 billion for 2025, compared to $1.97 billion for 2024. The higher system revenue for the year ended December 31, 2025, was primarily driven by an increase in da Vinci surgical system placements, including a decrease in the proportion of da Vinci surgical system placements under operating leases, higher operating lease revenue, and higher ASPs.
Operating lease revenue, including the contribution from Ion systems, was $874 million for 2025, of which $531 million was variable lease revenue related to usage-based arrangements, compared to $654 million for 2024, of which $338 million was variable lease revenue related to usage-based arrangements. Revenue from Lease Buyouts was $130 million for 2025, compared to $109 million for 2024. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise buyout options embedded in their leases.
The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements, Ion systems, and the impact of specified-price trade-in rights, was approximately $1.60 million for 2025, compared to approximately $1.50 million for 2024. The higher ASP for 2025, was largely driven by favorable product mix, including from da Vinci 5 sales, partially offset by higher pricing discounts and more trade-ins. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue increased by 20% to 1.57 billion for 2025, compared to $1.31 billion for 2024. The increase in 2025 was primarily driven by a larger installed base of systems producing service revenue and favorable product mix, particularly from da Vinci 5 surgical system placements.
Recurring Revenue
Recurring revenue represents the revenue recognized from instruments and accessories, service, and operating lease arrangements. Recurring revenue is an operating measure that we use to assess the strength of our installed base, system utilization, and procedure adoption.
Recurring revenue during the periods presented was as follows:

	Year Ended December 31,
	2025	2024	2023
Instruments and accessories revenue	$6,018.9	$5,079.0	$4,276.6
Service revenue	1,572.1	1,307.1	1,167.8
Operating lease revenue	874.3	654.2	500.5
Total recurring revenue	$8,465.3	$7,040.3	$5,944.9
% of Total revenue	84%	84%	83%

Gross Profit
Product
Our product gross profit during the periods presented was as follows (dollars in millions):

	Year Ended December 31,			2025 vs 2024		2024 vs 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Product gross profit (1)	$5,626.5	$4,731.9	$3,914.5	$894.6	19%	$817.4	21%
Product gross profit margin	66.3%	67.2%	65.7%
________
(1) Includes the following expenses:
Share-based compensation	$120.7	$98.5	$83.4	$22.2	23%	$15.1	18%
Intangible asset amortization	$9.0	$11.5	$13.5	$(2.5)	(22)%	$(2.0)	(15)%
Product gross profit margin decreased in 2025 compared to 2024, primarily driven by new tariffs, incremental fixed overhead costs, including depreciation expense associated with expanded manufacturing capacity, and higher costs associated with our da Vinci 5 surgical system, partially offset by lower excess and obsolete inventory charges. Our capital expenditures increased in 2024, as we continued to build the infrastructure needed to scale our business and, as a result, depreciation expense increased in 2025. We expect depreciation expense to continue to increase in 2026.
In 2025, new and incremental tariffs were imposed on goods imported to the U.S. We import raw materials and finished goods from sources outside of the U.S., which were subject to tariffs, including but not limited to our endoscopes, which are primarily manufactured in Germany. If the tariffs continue to be in effect in 2026 as currently implemented, we expect the associated expense to increase in 2026. The ultimate impact of tariffs will depend on various factors, including the amount, scope, timing, and nature of the tariffs.
Service
Our service gross profit during the periods presented was as follows (dollars in millions):

	Year Ended December 31,			2025 vs 2024		2024 vs 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Service gross profit (1)	$1,015.8	$902.3	$815.0	$113.5	13%	$87.3	11%
Service gross profit margin	64.6%	69.0%	69.8%
________
(1) Includes the following expenses:
Share-based compensation expense	$34.5	$30.5	$28.2	$4.0	13%	$2.3	8%
Intangible asset amortization	$0.7	$0.8	$0.9	$(0.1)	(13)%	$(0.1)	(11)%
Service gross profit margin decreased in 2025 compared to 2024, primarily driven by higher costs associated with our da Vinci 5 surgical system, an unfavorable repair mix, incremental fixed costs, including depreciation expense, and new tariffs, partially offset by lower logistics costs and lower excess and obsolete inventory charges.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, trade show expenses, legal expenses, regulatory fees, and general corporate expenses.

Selling, general and administrative expenses during the periods presented were as follows (dollars in millions):

	Year Ended December 31,			2025 vs 2024		2024 vs 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Selling, general and administrative (1)	$2,385.0	$2,140.0	$1,963.9	$245.0	11%	$176.1	9%
% of Total revenue	24%	26%	28%
________
(1) Includes the following expenses:
Share-based compensation	$346.5	$304.5	$274.8	$42.0	14%	$29.7	11%
Intangible asset amortization	$0.7	$2.4	$3.3	$(1.7)	(71)%	$(0.9)	(27)%
Selling, general and administrative expenses increased in 2025 compared to 2024, primarily driven by higher headcount and personnel-related expenses, including share-based compensation expense and variable compensation expenses, and a higher charitable contribution to the Intuitive Foundation.
In 2025, we made a charitable contribution of $70 million to the Intuitive Foundation, a not-for-profit organization whose mission is to reduce the global burden of disease and suffering through research, education, and philanthropy aimed at better outcomes for patients around the globe. In 2024, we made a charitable contribution of $45 million to the Intuitive Foundation.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products. Our main product development initiatives include multi-port, Ion, and SP platform investments and our digital products and services.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Year Ended December 31,			2025 vs 2024		2024 vs 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Research and development (1)	$1,311.8	$1,145.3	$998.8	$166.5	15%	$146.5	15%
% of Total revenue	13%	14%	14%
________
(1) Includes the following expenses:
Share-based compensation	$301.1	$254.6	$211.8	$46.5	18%	$42.8	20%
Intangible asset-related charges	$9.8	$7.8	$13.5	$2.0	26%	$(5.7)	(42)%
Research and development expenses increased in 2025 compared to 2024, primarily driven by project costs incurred to support a broader set of product development initiatives and higher headcount and personnel-related expenses, including share-based compensation expense.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net during the periods presented was as follows (dollars in millions):

	Year Ended December 31,			2025 vs 2024		2024 vs 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Interest and other income	$365.9	$324.9	$192.1	$41.0	13%	$132.8	69%
% of Total revenue	4%	4%	3%
Interest and other income, net, increased in 2025 compared to 2024, primarily driven by higher interest income earned (due to higher average cash and investment balances).

Income Tax Expense

	Year Ended December 31,			2025 vs 2024		2024 vs 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Income tax expense	$434.8	$336.3	$141.6	$98.5	29%	$194.7	138%
Effective income tax rate	13.1%	12.6%	7.2%
Our higher effective tax rate for 2025 compared to 2024 was primarily due to lower tax rate benefits from federal research and development credits and excess tax benefits associated with employee equity plans, partially offset by lower taxes on foreign earnings.
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
Our provision for income taxes for 2025 and 2024 included excess tax benefits associated with employee equity plans of $246 million and $223 million, respectively, which reduced our effective tax rate by 7.4 and 8.4 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under GAAP, which results in increased income tax expense volatility.
On July 4, 2025, OBBBA was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The changes introduced by OBBBA did not have a material impact on our effective tax rate for 2025.
In 2021, the OECD established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate (“Pillar Two”). The OECD issued Pillar Two model rules and continues to release guidance on these rules. In January 2025, the OECD released additional guidance, which includes a limitation on certain deferred tax assets recognized after November 2021. Many countries have adopted new tax laws to align with the global minimum tax. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there was no material impact to our tax provision in 2025. We will continue to evaluate the impact of these tax law changes on future reporting periods.
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
Net Income Attributable to Noncontrolling Interest in Joint Venture

	Year Ended December 31,			2025 vs 2024		2024 vs 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Net income attributable to noncontrolling interest	$20.6	$14.9	$19.3	$5.7	38%	$(4.4)	(23)%
The Company’s Joint Venture is owned 60% by us and 40% by Fosun Pharma and is located in China. In 2019, the Joint Venture began direct operations for da Vinci products and services in China. Following approval in June 2023 by China’s NMPA for a local version of our da Vinci Xi surgical system, in August 2023, our Intuitive-Fosun Pharma Joint Venture received a manufacturing license that permits the Joint Venture to manufacture our da Vinci Xi surgical system for sale to customers in China.

Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
Our principal source of liquidity is cash provided by our operations. Cash and cash equivalents plus short- and long-term investments increased by $0.20 billion to $9.03 billion as of December 31, 2025, from $8.83 billion as of December 31, 2024, primarily as a result of cash provided by operating activities and proceeds from stock option exercises and employee stock purchases, partially offset by cash used for repurchases of common stock, capital expenditures, and taxes paid related to net share settlements of equity awards.
Our cash requirements depend on numerous factors, including acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to continue to devote substantial resources to expand procedure adoption and acceptance of our products. We have made substantial investments in our commercial operations, product development activities, facilities, and intellectual property. Based on our business model, we anticipate that we will continue to be able to fund future growth through cash provided by our operations. We believe that our current cash, cash equivalents, and investment balances, together with income to be derived from our business, will be sufficient to meet our liquidity requirements for the foreseeable future. However, we may experience reduced cash flow from operations as a result of macroeconomic and geopolitical headwinds.
As of December 31, 2025, $1.06 billion of our cash, cash equivalents, and investments was held by foreign subsidiaries. We intend to repatriate earnings from our Swiss and Dutch subsidiaries and our joint venture in Hong Kong, as needed, since the U.S. and foreign tax implications of such repatriations are not expected to be significant. We will continue to indefinitely reinvest earnings from the rest of our foreign subsidiaries and do not expect the tax implications of repatriating these earnings to be significant.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion on the impact of interest rate risk and market risk on our investment portfolio.
Consolidated Cash Flow Data
The following table summarizes our cash flows for the periods presented (in millions):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in):
Operating activities	$3,030.5	$2,415.0	$1,813.8
Investing activities	665.8	(3,272.8)	(360.1)
Financing activities	(2,364.1)	150.9	(287.6)
Effect of exchange rates on cash, cash equivalents, and restricted cash	12.8	(0.8)	3.3
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,345.0	$(707.7)	$1,169.4
Operating Activities
In 2025, net cash provided by operating activities of $3.03 billion exceeded our net income of $2.88 billion, primarily due to the following factors:
1.Our net income included non-cash charges of $1.43 billion, consisting primarily of share-based compensation of $788 million and depreciation expense and losses on the disposal of property, plant, and equipment of $615 million.
2.Changes in operating assets and liabilities resulted in $1.27 billion of cash used in operating activities during the year ended December 31, 2025. Inventory increased by $1.06 billion, primarily to address the growth in our business and to mitigate risks of disruption that could arise from global supply chain shortages. We also transferred systems for leasing to our customers from inventory to property, plant, and equipment of $809 million to support the expansion of our leasing business. These uses of cash were partially offset by the return to inventory of leased systems of $106 million. Refer to Note 4 to the Consolidated Financial Statements for further details regarding inventory in the supplemental cash flow information.
Cash used in operating activities was also driven by an increase in accounts receivable of $302 million, primarily due to increased sales and the timing of billings. Prepaid and other assets increased by $187 million, primarily driven by an increase in prepaid expenses due to timing, an increase in lease incentive assets associated with operating leases, and new and extended facilities leases. The unfavorable impact of these items on cash provided by operating activities was partially offset by an increase in accrued compensation and employee benefits of $113 million, primarily due to higher variable compensation and higher headcount; an increase in deferred revenue of $75 million, primarily due to an increased volume of sales and service contracts; and an increase in accounts payable of $58 million, primarily due to higher inventory purchases.
In 2024, net cash provided by operating activities of $2.42 billion exceeded our net income of $2.34 billion, primarily due to the following factors:
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
Investing Activities
Net cash provided by investing activities for 2025 consisted primarily of proceeds from maturities and sales of investments, net of purchases, of $1.22 billion, partially offset by $540 million paid for the acquisition of property, plant, and equipment.
Net cash used in investing activities for 2024 consisted primarily of purchases of investments, net of proceeds from maturities and sales, of $2.16 billion and $1.11 billion paid for the acquisition of property, plant, and equipment.
Net cash used in investing activities for 2023 consisted primarily of $1.06 billion paid for the acquisition of property, plant, and equipment, partially offset by proceeds from maturities and sales of investments, net of purchases, of $0.71 billion.
We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in money market funds, U.S. treasury and U.S. government agency securities, high-quality corporate notes and bonds, commercial paper, non-U.S. government agency securities, and taxable and tax-exempt municipal notes.
Financing Activities
Net cash used in financing activities for 2025 consisted primarily of cash used in the repurchase of 4.8 million shares of our common stock for $2.3 billion and taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $419 million, partially offset by cash proceeds from stock option exercises and employee stock purchases of $350 million.
Net cash used in financing activities for 2024 consisted primarily of proceeds from stock option exercises and employee stock purchases of $429 million, partially offset by cash used for taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $270 million.
Net cash used in financing activities for 2023 consisted primarily of cash used in the repurchase of approximately 1.7 million shares of our common stock for $416 million and taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $165 million, partially offset by proceeds from stock option exercises and employee stock purchases of $296 million.
Capital Expenditures
We continue to build the infrastructure needed to scale and supply our customers with highly differentiated products manufactured in highly automated factories to facilitate outstanding performance in product quality, availability, and cost. A significant portion of our investment involves the construction of facilities to expand our manufacturing and commercial capabilities. We have also been vertically integrating key technologies to develop a more robust supply chain and bring important products to market at attractive price points. These investments include increased ownership of our imaging pipelines, and investments in strategic instruments and accessories technologies that allow us to serve our customers better. We intend to continue to fund our capital investments with cash generated from operations.
Intuitive Ventures
In 2020, we launched Intuitive Ventures Fund I, an inaugural $100 million fund focused on investment opportunities in companies that share Intuitive’s commitment to advancing positive outcomes in healthcare. As of December 31, 2025, we have invested $70 million of the $100 million.
In 2023, we launched Intuitive Ventures Fund II, a $150 million fund focused on investment opportunities in companies reimagining the future of minimally invasive care. As of December 31, 2025, we have invested $30 million of the $150 million.
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
Purchase commitments and obligations. Total purchase commitments and obligations as of December 31, 2025, are estimated to be approximately $2.53 billion, of which $2.37 billion is expected to be due within a year. These amounts include an estimate of all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services, commitments for capital expenditures, including construction-related activities, for which we have not received the goods or services, and commitments for the acquisition and licensing of intellectual property. Approximately one third of our estimated purchase commitments and obligations are facilities-related. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to the delivery of goods or performance of services. In addition to the above, we have committed to making potential future milestone payments to third parties as part of licensing, collaboration, and development arrangements. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory, and/or commercial milestones. For instances in which the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our Consolidated Balance Sheets.
Off-Balance Sheet Arrangements
As of December 31, 2025, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.
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
Our system sales arrangements generally include a five-year period of service. The first year of service is generally included in the system sale arrangement for no additional consideration, and the remaining four years are billed separately at a stated service price. Revenue that is allocated to the service obligation is deferred and recognized ratably over the service period.
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
Our intangible assets include identifiable intangible assets and goodwill. Identifiable intangible assets include in-process research and development, developed technology, patents, distribution rights, customer relationships, licenses, and non-competition arrangements. Our identifiable intangible assets, except for in-process research and development, have finite lives. Goodwill and intangible assets with indefinite lives are subject to an annual impairment review (or more frequent if impairment indicators arise) by applying a fair value-based test. There have been no such impairments.
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
The valuation and classification of intangible assets and goodwill and the assignment of useful lives for purposes of amortization involves judgments and the use of estimates. The evaluation of these intangible assets and goodwill for impairment under established accounting principles is required on a recurring basis. Changes in business conditions could potentially require future adjustments to the assumptions made. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, shorter useful lives. No significant impairment charges or accelerated amortization were recorded in 2025, 2024, and 2023. A considerable amount of judgment is required in assessing impairment, which includes financial forecasts. If conditions are different from management’s current estimates, material write-downs of long-lived assets may be required, which would adversely affect our operating results.
Accounting for income taxes. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets in accordance with GAAP. Significant changes to these estimates may result in an increase or decrease in our tax provision in the current period or subsequent periods.
We evaluate the likelihood of recovering our deferred tax assets and record a valuation allowance when it is more likely than not that some or all of these assets will not be realized. The recoverability of deferred tax assets depends on our ability to generate sufficient taxable income in the jurisdictions where those assets are recorded. In making this assessment, we consider forecasted taxable income, including income that may result from prudent and feasible tax planning strategies, as well as the expected reversal of existing taxable temporary differences. These factors are reviewed regularly to determine whether adjustments to the valuation allowance are necessary. If actual results differ from our forecasts or if tax laws change, our ability to realize deferred tax assets could be affected, which may result in an increase or decrease in our income tax provision in future periods.
The calculation of our tax liabilities involves significant complexity due to the application of detailed tax rules across multiple jurisdictions. We recognize liabilities for uncertain tax positions using a two-step approach. First, we determine whether it is more likely than not that a tax position will be sustained upon examination, including any appeals or litigation, based on its technical merits. If this threshold is met, we then measure the benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Estimating these amounts requires considerable judgment and is inherently subjective, as it involves assessing the probability of various possible outcomes. We review and update our uncertain tax positions on a quarterly basis, taking into account changes in facts and circumstances including, but not limited to, new tax laws, audit developments, and effective settlements. Any adjustment in recognition or measurement may result in recording an additional tax provision or recognizing a tax benefit in the period of change.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate and Market Risk
The primary objective of our investment activities is to preserve principal while supporting our liquidity requirements. To achieve this objective, we maintain a diversified portfolio of cash equivalents and short- and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, high-quality corporate notes and bonds, commercial paper, non-U.S. government agency securities, and taxable and tax-exempt municipal notes. The securities are classified as available-for-sale and consequently are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. The weighted average duration of our portfolio as of December 31, 2025, was approximately 0.9 years. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase or decrease in interest rates by 25 basis points would have resulted in a decrease or increase in the fair value of our net investment position of approximately $19 million, respectively, as of December 31, 2025. We do not utilize derivative financial instruments to manage our interest rate risks.
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
For 2025, sales denominated in foreign currencies were approximately 24% of total revenue. The objective of our hedging program is to mitigate the impact of changes in currency exchange rates on our net cash flow from foreign currency-denominated sales and expenses. For 2025, our revenue would have decreased by approximately $140 million if the U.S. dollar exchange rate strengthened by 10% against the foreign-denominated foreign currencies in which we sell. We also hedge the net recognized non-functional currency balance sheet exposures with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. A 10% strengthening of the U.S. dollar exchange rate against all currencies to which we have exposure, after considering foreign currency hedges and offsetting positions as of December 31, 2025, would have resulted in an approximately $2 million decrease in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure and hedging transactions. Bank counterparties to foreign exchange forward contracts expose us to credit-related losses in the event of their nonperformance. To mitigate that risk, we only contract with counterparties that meet certain minimum requirements under our counterparty risk assessment process. We monitor credit ratings and potential downgrades on at least a quarterly basis. Based on our ongoing assessment of counterparty risk, we will adjust our exposure to various counterparties.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All schedules have been omitted, because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Intuitive Surgical, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. and its subsidiaries (the “Company”) as of December 31, 2025, and 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Determination of Standalone Selling Prices Related to System Sale Arrangements
As described in Notes 2 and 5 to the consolidated financial statements, the Company recognized $2,473.7 million of systems revenue during the year ended December 31, 2025, of which a majority relates to system sale arrangements. The Company’s system sale arrangements include a combination of the following performance obligations: system(s); system components; system accessories; instruments; accessories; and system service. For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then management estimates the standalone selling price considering market conditions and entity-specific factors including, but not limited to, historical pricing data, features and functionality of the products and services, geographies, and type of customer.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over the revenue recognition process, including controls over the determination of the estimates of standalone selling prices. These procedures also included, among others, (i) testing management’s process for determining the estimates of standalone selling prices; (ii) evaluating the appropriateness of the overall methodology used by management to develop the estimates, including the appropriateness of the data inputs related to the systems, geographies, and type of customer used in the methodology; (iii) testing the completeness and accuracy of the data used in the methodology; and (iv) testing the accuracy of management’s calculations of estimated selling prices.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 3, 2026

We have served as the Company’s auditor since 2014.

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE AMOUNTS)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,368.0	$2,027.4
Short-term investments	2,566.9	1,985.9
Accounts receivable, net of allowances of $29.9 and $30.7 as of December 31, 2025, and 2024, respectively	1,527.3	1,225.4
Inventory	1,840.0	1,487.2
Prepaids and other current assets	477.3	385.1
Total current assets	9,779.5	7,111.0
Property, plant, and equipment, net	5,342.4	4,646.6
Long-term investments	3,099.2	4,819.1
Deferred tax assets	1,018.6	1,045.1
Intangible and other assets, net	848.7	773.9
Goodwill	370.3	347.5
Total assets	$20,458.7	$18,743.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$255.1	$193.4
Accrued compensation and employee benefits	648.4	535.6
Deferred revenue	506.7	468.8
Other accrued liabilities	596.0	547.5
Total current liabilities	2,006.2	1,745.3
Other long-term liabilities	510.8	468.3
Total liabilities	2,517.0	2,213.6
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; zero shares issued and outstanding as of December 31, 2025, and 2024	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 355.1 shares and 356.6 shares issued and outstanding as of December 31, 2025, and 2024, respectively	0.4	0.4
Additional paid-in capital	10,768.5	9,681.3
Retained earnings	7,011.8	6,803.3
Accumulated other comprehensive income (loss)	43.3	(51.3)
Total Intuitive Surgical, Inc. stockholders’ equity	17,824.0	16,433.7
Noncontrolling interest in joint venture	117.7	95.9
Total stockholders’ equity	17,941.7	16,529.6
Total liabilities and stockholders’ equity	$20,458.7	$18,743.2
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Product	$8,492.6	$7,045.0	$5,956.3
Service	1,572.1	1,307.1	1,167.8
Total revenue	10,064.7	8,352.1	7,124.1
Cost of revenue:
Product	2,866.1	2,313.1	2,041.8
Service	556.3	404.8	352.8
Total cost of revenue	3,422.4	2,717.9	2,394.6
Gross profit	6,642.3	5,634.2	4,729.5
Operating expenses:
Selling, general and administrative	2,385.0	2,140.0	1,963.9
Research and development	1,311.8	1,145.3	998.8
Total operating expenses	3,696.8	3,285.3	2,962.7
Income from operations	2,945.5	2,348.9	1,766.8
Interest and other income, net	365.9	324.9	192.1
Income before taxes	3,311.4	2,673.8	1,958.9
Income tax expense	434.8	336.3	141.6
Net income	2,876.6	2,337.5	1,817.3
Less: net income attributable to noncontrolling interest in joint venture	20.6	14.9	19.3
Net income attributable to Intuitive Surgical, Inc.	$2,856.0	$2,322.6	$1,798.0
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$8.00	$6.54	$5.12
Diluted	$7.87	$6.42	$5.03
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	356.9	355.2	351.2
Diluted	362.7	362.0	357.4
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	Year Ended December 31,
	2025	2024	2023
Net income	$2,876.6	$2,337.5	$1,817.3
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gains (losses)	63.8	(53.2)	25.7
Available-for-sale securities (net of tax):
Change in unrealized gains	44.8	15.0	124.6
Less: Reclassification adjustment for (gains) losses on securities	0.3	0.1	(0.1)
Net change	45.1	15.1	124.5
Hedge instruments (net of tax):
Change in unrealized gains (losses)	(6.7)	5.7	(6.6)
Less: Reclassification adjustment for (gains) losses on hedge instruments	(0.3)	7.8	7.0
Net change	(7.0)	13.5	0.4
Employee benefit plans (net of tax):
Change in unrealized losses	(6.7)	(14.9)	(0.6)
Less: Reclassification adjustment for (gains) losses on employee benefit plans	0.6	(0.3)	—
Net change	(6.1)	(15.2)	(0.6)
Other comprehensive income (loss), net of tax	95.8	(39.8)	150.0
Total comprehensive income	2,972.4	2,297.7	1,967.3
Less: comprehensive income attributable to noncontrolling interest	21.8	14.2	19.0
Total comprehensive income attributable to Intuitive Surgical, Inc.	$2,950.6	$2,283.5	$1,948.3
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN MILLIONS)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	350.0	$0.4	$7,703.9	$3,500.1	$(162.5)	$11,041.9	$70.7	$11,112.6
Issuance of common stock through employee stock plans	4.7	—	296.3	—	—	296.3	—	296.3
Shares withheld related to net share settlement of equity awards	(0.7)	—	(7.2)	(157.5)	—	(164.7)	—	(164.7)
Share-based compensation expense related to employee stock plans	—	—	602.1	—	—	602.1	—	602.1
Repurchase and retirement of common stock	(1.7)	—	(18.7)	(397.6)	—	(416.3)	—	(416.3)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	1,798.0	—	1,798.0	—	1,798.0
Other comprehensive income (loss)	—	—	—	—	150.3	150.3	(0.3)	150.0
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	19.3	19.3
Balances as of December 31, 2023	352.3	$0.4	$8,576.4	$4,743.0	$(12.2)	$13,307.6	$89.7	$13,397.3
Issuance of common stock through employee stock plans	5.0	—	429.4	—	—	429.4	—	429.4
Shares withheld related to net share settlement of equity awards	(0.7)	—	(7.7)	(262.3)	—	(270.0)	—	(270.0)
Share-based compensation expense related to employee stock plans	—	—	683.2	—	—	683.2	—	683.2
Cash dividends declared and paid by joint venture	—	—	—	—	—	—	(8.0)	(8.0)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	2,322.6	—	2,322.6	—	2,322.6
Other comprehensive income (loss)	—	—	—	—	(39.1)	(39.1)	(0.7)	(39.8)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	14.9	14.9
Balances as of December 31, 2024	356.6	$0.4	$9,681.3	$6,803.3	$(51.3)	$16,433.7	$95.9	$16,529.6
Issuance of common stock	—	—	12.3	—	—	12.3	—	12.3
Issuance of common stock through employee stock plans	4.0	—	350.3	—	—	350.3	—	350.3
Shares withheld related to net share settlement of equity awards	(0.7)	—	(9.1)	(410.0)	—	(419.1)	—	(419.1)
Share-based compensation expense related to employee stock plans	—	—	797.1	—	—	797.1	—	797.1
Repurchase and retirement of common stock	(4.8)	—	(63.4)	(2,237.5)	—	(2,300.9)	—	(2,300.9)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	2,856.0	—	2,856.0	—	2,856.0
Other comprehensive income (loss)	—	—	—	—	94.6	94.6	1.2	95.8
Cash dividends declared and paid by joint venture	—	—	—	—	—	—	—	—
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	20.6	20.6
Balances as of December 31, 2025	355.1	$0.4	$10,768.5	$7,011.8	$43.3	$17,824.0	$117.7	$17,941.7
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$2,876.6	$2,337.5	$1,817.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment, net	614.7	445.3	401.6
Amortization of intangible and other assets	62.4	54.4	53.2
Gain on sale of business	(1.0)	(1.1)	—
(Gain) loss on investments and (accretion) amortization of investment discounts and premiums, net	(57.2)	(43.3)	7.3
Deferred income taxes	19.1	(135.3)	(280.8)
Share-based compensation expense	788.2	676.8	592.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(301.7)	(95.9)	(186.3)
Inventory	(1,063.4)	(830.0)	(712.5)
Prepaids and other assets	(187.1)	(231.8)	24.2
Accounts payable	57.9	(0.4)	41.7
Accrued compensation and employee benefits	112.7	99.3	34.8
Deferred revenue	75.2	31.2	53.4
Other liabilities	34.1	108.3	(32.9)
Net cash provided by operating activities	3,030.5	2,415.0	1,813.8
Investing activities:
Purchases of investments	(1,215.9)	(5,139.6)	(2,207.4)
Proceeds from sales of investments	259.9	100.2	230.3
Proceeds from maturities of investments	2,175.5	2,878.8	2,690.1
Purchases of property, plant, and equipment	(539.8)	(1,111.2)	(1,064.2)
Acquisition of businesses, net of cash, and intellectual property and other investing activities	(13.9)	(1.0)	(8.9)
Net cash provided by (used in) investing activities	665.8	(3,272.8)	(360.1)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	350.3	429.4	296.3
Taxes paid related to net share settlement of equity awards	(419.1)	(270.0)	(164.7)
Repurchases of common stock	(2,295.3)	—	(416.3)
Cash dividends paid by joint venture to noncontrolling interest	—	(8.0)	—
Payment of deferred purchase consideration	—	(0.5)	(2.9)
Net cash provided by (used in) financing activities	(2,364.1)	150.9	(287.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12.8	(0.8)	3.3
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,345.0	(707.7)	1,169.4
Cash, cash equivalents, and restricted cash, beginning of year	2,062.4	2,770.1	1,600.7
Cash, cash equivalents, and restricted cash, end of year	$3,407.4	$2,062.4	$2,770.1
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In this report, “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries.
NOTE 1.    DESCRIPTION OF THE BUSINESS
Intuitive develops, manufactures, and markets da Vinci surgical systems and the Ion endoluminal system. The Company’s products and related services enable physicians and healthcare providers to improve the quality of and access to minimally invasive care. The da Vinci surgical system is designed to enable surgeons to perform a wide range of surgical procedures within our targeted general surgery, urologic, gynecologic, cardiothoracic, and head and neck specialties and consists of a surgeon console or consoles, a patient-side cart, and a high-performance vision system. The Ion endoluminal system is a flexible, robotic-assisted, catheter-based platform for which the first cleared indication is minimally invasive biopsies in the lung and consists of a system cart, a controller, a catheter, and a vision probe. Both systems use software, instruments, and accessories.
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
The Consolidated Financial Statements include the results and balances of the Company’s majority-owned joint ventures, Intuitive Surgical-Fosun Medical Technology (Shanghai) Co., Ltd. and Intuitive Surgical-Fosun (HongKong) Co., Ltd. (collectively, the “Joint Venture”) with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”). The Company holds a controlling financial interest in the Joint Venture, and the noncontrolling interest is reflected as a separate component of the consolidated stockholders’ equity. The noncontrolling interest’s share of the earnings in the Joint Venture is presented separately in the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024, and 2023.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements. The accounting estimates that require management’s most significant, complex, and subjective judgments include the standalone selling prices used to allocate the contract consideration to the individual performance obligations, the valuation of inventory, the valuation of and assessment of the recoverability of intangible assets and goodwill, the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, and the estimates for legal contingencies. Actual results could differ materially from these estimates.
Concentrations of Credit Risk and Other Risks and Uncertainties
The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities. Marketable securities and derivative instruments are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to the Company’s investment securities and derivative instruments consist of various major corporations, financial institutions, and government agencies of high credit standing.
The Company’s accounts receivable are primarily derived from billings related to revenue arrangements with customers and distributors located throughout the world. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. As of December 31, 2025, and 2024, 65% and 66%, respectively, of accounts receivable were from domestic customers.
During the years ended December 31, 2025, 2024, and 2023, domestic revenue accounted for 68%, 67%, and 66% of total revenue, respectively, while outside of the U.S. (“OUS”) revenue accounted for 32%, 33%, and 34% of total revenue, respectively, for each of the years then ended.
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

Recent tariff changes imposed by the U.S. and other countries have created increased risks and uncertainties surrounding the Company’s future results of operations. The U.S. import tariffs, along with any reciprocal measures by other countries, are expected to continue to increase the Company’s cost of raw materials and finished goods imported from outside of the U.S. Additionally, the Company anticipates that some of its suppliers will incur incremental tariff-related costs, which may be passed on to the Company. The ultimate impact of changes to tariffs or trade barriers will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade barriers that are implemented.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with a final maturity from the date of purchase of 90 days or less to be cash equivalents. Amounts included in restricted cash primarily relate to the Company’s insurance programs and certain employee-related benefits.
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
Equity investments. From time to time, the Company holds equity investments with readily determinable fair values and equity investments without readily determinable fair values. The Company recognizes equity investments with readily determinable fair values at the quoted market price with changes in value recorded in interest and other income, net. The Company generally recognizes equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer with changes in value recorded in interest and other income, net.
Fair Value Measurements
The Company measures the fair value of money market funds, U.S. treasury securities, and equity investments with readily determinable value based on quoted prices in active markets for identical assets as Level 1 securities. Marketable securities measured at fair value using Level 2 inputs are, or have been, primarily comprised of commercial paper, corporate notes and bonds, U.S. and non-U.S. government agencies, and municipal notes. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.
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

Depreciation is recognized over the following estimated useful lives:

Useful Lives
Building	Up to 30 years
Building improvements	Up to 15 years
Leasehold improvements	Up to 15 years
Equipment and furniture	5 years
Operating lease assets	1 to 7 years
Computer and office equipment	3 to 5 years
Enterprise-wide software	5 to 8 years
Purchased software	Lesser of 3 years or life of license
Depreciation expense for the years ended December 31, 2025, 2024, and 2023, was $600 million, $439 million, and $382 million, respectively.
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
Implementation Costs in a Cloud Computing Arrangement
The Company capitalizes qualified implementation costs incurred in a hosting arrangement that is a service contract for which it is the customer in accordance with the requirements for capitalizing costs incurred to develop internal-use software. These capitalized implementation costs are recorded within intangible and other assets, net, and are generally amortized over the fixed, non-cancellable term of the associated hosting arrangement on a straight-line basis. The following table summarizes implementation costs in cloud computing arrangements as of the periods presented (in millions):

	December 31,
	2025	2024
Capitalized implementation costs	$91.9	$67.6
Less: Accumulated amortization	(42.3)	(31.1)
Total capitalized implementation costs in intangible and other assets, net	$49.6	$36.5
During the years ended December 31, 2025, 2024, and 2023, the Company recognized $11.9 million, $10.8 million, and $10.2 million of amortization expense associated with capitalized implementation costs, respectively.
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
Intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded on a straight-line basis over the intangible assets’ useful lives, which range from approximately 1 to 8 years.

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
The Company’s system sale arrangements generally contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are a distinct product or service that is separately identifiable from other items in bundled packages and if a customer can benefit from the product or service on its own or with other resources that are readily available to the customer. The Company’s system sale arrangements include a combination of the following performance obligations: system(s); system components; system accessories; instruments; accessories; and system service. The Company’s system sale arrangements generally include a five-year period of service. The first year of service is generally included in the system sale arrangement for no additional consideration, and the remaining four years of service are priced separately. The Company considers the service terms in the arrangements that are legally enforceable to be performance obligations. Other than service, the Company generally satisfies all of the performance obligations at a point in time. System components, system accessories, instruments, accessories, and service are also sold on a stand-alone basis.
For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, the Company estimates the standalone selling price considering market conditions and entity-specific factors including, but not limited to, historical pricing data, features and functionality of the products and services, geographies, and type of customer. The Company regularly reviews standalone selling prices and updates these estimates, as necessary.
The Company recognizes revenue as the performance obligations are satisfied by transferring control of the product or service to a customer. The Company generally recognizes revenue for the performance obligations in the following manner:
System sales. For systems (including system components and system accessories) sold directly to end customers, revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. For systems sold through distributors, revenue is recognized generally at the time of shipment. The Company’s system arrangements generally do not provide a right of return. The systems are generally covered by a one-year warranty, which is accounted for as a single performance obligation with the first year of service.
Instruments and accessories. Revenue from sales of instruments and accessories is recognized when control is transferred to the customers, which generally occurs at the time of shipment but could also occur at the time of delivery, depending on the customer arrangement. The Company generally allows its customers to return unused products for a limited period of time subsequent to the initial purchase in the normal course of business and records an allowance against revenue for estimated returns.
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
When a specified-price trade-in right is granted at the time of a system purchase, it generally provides for a trade-in credit that requires the customer to enter into a new purchase agreement to exercise that right. The Company accounts for such rights as a guarantee and reduces the total consideration by the fair value of that guarantee. The remaining consideration is allocated to each performance obligation based on their relative fair value. As of December 31, 2025, and 2024, the liability recognized for these guarantees was not material.
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
Assets Recognized from the Cost to Obtain a Contract with a Customer
The Company has determined that certain sales incentives provided to the Company’s sales team are required to be capitalized when the Company expects to generate future economic benefits from the related revenue-generating contracts subsequent to the initial sales transaction. Capitalized contract acquisition costs are recorded within intangible and other assets, net and are amortized on a systematic basis based on the timing of when the Company expects to earn the related revenue. The sales incentives allocated to system sales and sales-type leases are expensed upon the transfer of control of the systems, and the amounts allocated to service and system operating leases are amortized over their economic life on a straight-line basis. When determining the economic life of the contract acquisition assets recognized, the Company considers historical contract renewal rates, expectations of future contract renewals, and other factors that could impact the economic benefits that the Company expects to generate from that arrangement. The amounts capitalized as contract acquisition costs were $130 million and $111 million as of December 31, 2025, and 2024, respectively.
During the years ended December 31, 2025, 2024, and 2023, the Company recognized $38.0 million, $37.7 million, and $33.0 million of amortization expense associated with contract acquisition assets, respectively. The Company did not incur any impairment losses during the periods presented.
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
In determining whether a transaction should be classified as a sales-type or operating lease (whether fixed-payment or usage-based), the Company considers the following terms at lease commencement: (1) whether title of the system transfers automatically or for a nominal fee by the end of the lease term; (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased system; (3) whether the lease term is for the major part of the remaining economic life of the leased system; and (4) whether the lease grants the lessee an option to purchase the leased system that the lessee is reasonably certain to exercise.
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

We generally require customers to pay for the property taxes that are due on leased systems. The amounts invoiced to customers for property taxes are considered variable lease payments and are included in product revenue. Amounts related to property taxes were not material in any of the periods presented.
Other Leasing Arrangements
The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in intangible and other assets, net, other accrued liabilities, and other long-term liabilities on the Consolidated Balance Sheet. The Company currently does not have any finance leases.
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
Credit Losses
Trade accounts receivable. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the years ended December 31, 2025, and 2024, bad debt expense was not material.
Net investment in sales-type leases. The Company enters into sales-type leases with certain qualified customers to purchase its systems. Sales-type leases have terms that generally range from 24 to 84 months and are usually collateralized by a security interest in the underlying assets. The allowance for loan loss is based on the Company’s assessment of the current expected lifetime loss on lease receivables. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the lease receivable balances, and current economic conditions that may affect a customer’s ability to pay. Lease receivables are considered past due 90 days after the due date of the invoice.
The Company manages the credit risk of the net investment in sales-type leases using a number of factors relating to our customers, including, but not limited to, the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table summarizes the amortized cost basis by year of origination and by credit quality for the net investment in sales-type leases as of December 31, 2025 (in millions):

	2025	2024	2023	2022	2021	Prior	Net Investment
Credit Rating:
High	$48.3	$52.3	$22.6	$23.5	$12.0	$0.8	$159.5
Moderate	20.6	62.8	13.7	25.6	11.2	2.0	135.9
Low	0.1	4.9	0.8	1.3	0.3	—	7.4
Total	$69.0	$120.0	$37.1	$50.4	$23.5	$2.8	$302.8
For the year ended December 31, 2025, and 2024, credit losses related to the net investment in sales-type leases were not material.
The Company’s exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, procedure coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade and lease receivables as hospital cash flows are impacted by macroeconomic factors, including inflation, high interest rates, and staffing constraints.

Available-for-sale debt securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The basis for this assumption is that these securities have consistently high credit ratings by rating agencies, have a long history with no credit losses, are explicitly guaranteed by a sovereign entity, which can print its own currency, and are denominated in a currency that is routinely held by central banks, used in international commerce, and commonly viewed as a reserve currency. Additionally, all of the Company’s investments in corporate debt securities are in securities with high-quality credit ratings, which have historically experienced low rates of default. For the years ended December 31, 2025, and 2024, credit losses related to available-for-sale debt securities were not material.
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
Performance stock units. Performance stock units (“PSUs”) include predefined performance and market conditions. The fair value of performance stock units with performance conditions is based on the closing quoted price of the Company’s common stock on the date of the grant. The Company estimates the number of awards with performance conditions that will ultimately vest based on the probability of achievement each quarter to determine the amount of compensation expense to recognize each reporting period. The fair value of performance stock units that include a market condition is determined using a Monte Carlo simulation model.
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

Computation of Net Income per Share
Basic net income per share attributable to Intuitive Surgical, Inc. is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share attributable to Intuitive Surgical, Inc. is computed using the weighted-average number of the Company’s shares and dilutive potential shares outstanding during the period. Dilutive potential shares primarily consist of RSUs, stock options, PSUs, and shares to be purchased by employees under the ESPP.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established or adjusted, as necessary, to reflect the amount of deferred tax assets that are more likely than not to be realized in the future.
The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company includes interest and penalties on unrecognized tax benefits as a component of its income tax expense.
The Company recognizes excess tax benefits and tax deficiencies in the provision for income taxes as discrete items in the period when the awards vest or are settled. The Company accounts for Global Intangible Low-Taxed Income (“GILTI”) as period costs when incurred.

Legal Contingencies
From time to time, the Company is involved in legal proceedings involving product liability, intellectual property, shareholder derivative actions, securities class actions, employees, and other matters. A liability and related charge are recorded to earnings in the Company’s Consolidated Financial Statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is re-evaluated each period and is based on all available information, including discussion with any outside legal counsel that represents the Company. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low-end of the range of losses is recognized if no amount within the range is a better estimate than any other. If a material loss is reasonably possible but not probable and can be reasonably estimated, the estimated loss or range of loss is disclosed in the Notes to the Consolidated Financial Statements. The Company expenses legal fees as incurred.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The Company adopted ASU 2023-09 during the fourth quarter of 2025 on a prospective basis. The standard did not have a material impact on the Company’s Financial Statements. Refer to Note 11 for more information.
Recently Issued Accounting Pronouncements
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025. The Company does not expect this standard to have a material impact on its consolidated financial statements and related disclosures.
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale debt securities’ amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit loss, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments as of December 31, 2025, and 2024 (in millions):

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2025
Cash	$514.9	$—	$—	$—	$514.9	$514.9	$—	$—
Level 1:
Money market funds	2,287.0	—	—	—	2,287.0	2,287.0	—	—
U.S. treasuries	5,694.3	39.0	(0.9)	—	5,732.4	565.1	2,345.5	2,821.8
Subtotal	7,981.3	39.0	(0.9)	—	8,019.4	2,852.1	2,345.5	2,821.8
Level 2:
Corporate debt securities	167.8	—	(0.7)	(0.1)	167.0	1.0	78.4	87.6
U.S. government agencies	330.6	2.3	(0.1)	—	332.8	—	143.0	189.8
Subtotal	498.4	2.3	(0.8)	(0.1)	499.8	1.0	221.4	277.4
Total assets measured at fair value	$8,994.6	$41.3	$(1.7)	$(0.1)	$9,034.1	$3,368.0	$2,566.9	$3,099.2

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2024
Cash	$479.4	$—	$—	$—	$479.4	$479.4	$—	$—
Level 1:
Money market funds	1,516.1	—	—	—	1,516.1	1,516.1	—	—
U.S. treasuries	6,011.5	13.2	(27.5)	—	5,997.2	31.9	1,637.4	4,327.9
Subtotal	7,527.6	13.2	(27.5)	—	7,513.3	1,548.0	1,637.4	4,327.9
Level 2:
Corporate debt securities	287.5	0.1	(3.7)	(0.1)	283.8	—	189.7	94.1
U.S. government agencies	552.2	1.5	(2.4)	—	551.3	—	154.2	397.1
Municipal securities	4.7	—	(0.1)	—	4.6	—	4.6	—
Subtotal	844.4	1.6	(6.2)	(0.1)	839.7	—	348.5	491.2
Total assets measured at fair value	$8,851.4	$14.8	$(33.7)	$(0.1)	$8,832.4	$2,027.4	$1,985.9	$4,819.1
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale debt securities (excluding money market funds), as of December 31, 2025 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$3,126.0	$3,133.0
Mature in one to five years	3,066.7	3,099.2
Total	$6,192.7	$6,232.2

Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains and losses recognized on the sale of investments were immaterial for the years ended December 31, 2025, and 2024.
The following tables present the breakdown of the available-for-sale debt securities with unrealized losses as of December 31, 2025, and 2024 (in millions):

	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$298.0	$(0.3)	$164.4	$(0.6)	$462.4	$(0.9)
Corporate debt securities	44.5	—	73.6	(0.7)	118.1	(0.7)
U.S. government agencies	—	—	29.2	(0.1)	29.2	(0.1)
Total	$342.5	$(0.3)	$267.2	$(1.4)	$609.7	$(1.7)

December 31, 2024
U.S. treasuries	$2,744.4	$(23.3)	$190.1	$(4.2)	$2,934.5	$(27.5)
Corporate debt securities	—	—	218.7	(3.7)	218.7	(3.7)
U.S. government agencies	178.1	(1.2)	106.7	(1.2)	284.8	(2.4)
Municipal securities	—	—	4.6	(0.1)	4.6	(0.1)
Total	$2,922.5	$(24.5)	$520.1	$(9.2)	$3,442.6	$(33.7)
The current unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of December 31, 2025, the Company does not intend to sell the investments in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell any of the investments before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company does not expect to realize any losses on these available-for-sale debt securities. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security.
Equity Investments
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2024 Carrying Value	Changes in Fair Value (1)	Purchases / Sales / Other (2)	December 31, 2025 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments without readily determinable fair value	$84.6	$(2.0)	$39.1	$121.7	$—	$121.7

(1) Recorded in interest and other income, net.
(2) Other includes foreign currency translation gains/(losses).
During 2025, the Company did not hold any equity investments with readily determinable fair values.
During 2025, for equity investments without readily determinable fair value, the Company recognized a net decrease in fair value of $2.0 million primarily due to impairments and net decreases in observable price changes for certain equity investments, partially offset by a gain from the sale of an equity investment, which were reflected in interest and other income, net.
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
Cash Flow Hedges. The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the USD, primarily the Euro (“EUR”), the British Pound (“GBP”), the Japanese Yen (“JPY”), the Korean Won (“KRW”), the New Taiwan Dollar (“TWD”), the Canadian Dollar (“CAD”), and the Indian Rupee (“INR”). The Company also enters into currency forward contracts as cash flow hedges to hedge certain forecasted expense transactions denominated in EUR and the Swiss Franc (“CHF”).
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
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Recognized gains (losses) in interest and other income, net	$(5.5)	$43.2	$4.8
Foreign exchange losses related to balance sheet re-measurement	$(7.5)	$(45.9)	$(8.5)
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Notional amounts:
Forward contracts	$535.5	$382.2	$798.7	$693.5
Gross fair value recorded in:
Prepaids and other current assets	$8.8	$14.9	$10.7	$13.0
Other accrued liabilities	$4.1	$2.1	$6.6	$2.4
NOTE 4.    CONSOLIDATED FINANCIAL STATEMENT DETAILS
Balance Sheet Details
The following tables provide details of selected consolidated financial statement items (in millions):

	December 31,
Accounts receivable, net	2025	2024
Trade accounts receivable, net	$1,357.7	$1,117.2
Unbilled accounts receivable and other	196.3	138.7
Sales returns and allowances	(26.7)	(30.5)
Total accounts receivable, net	$1,527.3	$1,225.4

	December 31,
Inventory	2025	2024
Raw materials	$561.1	$563.9
Work-in-process	287.9	205.7
Finished goods	991.0	717.6
Total inventory	$1,840.0	$1,487.2

	December 31,
Prepaids and other current assets	2025	2024
Net investment in sales-type leases – short-term	$100.9	$131.4
Other prepaids and other current assets	376.4	253.7
Total prepaids and other current assets	$477.3	$385.1

	December 31,
Property, plant, and equipment, net	2025	2024
Land	$479.7	$476.4
Building and building/leasehold improvements	2,833.9	1,486.3
Machinery and equipment	1,023.6	886.3
Operating lease assets – Intuitive System Leasing	2,096.6	1,579.1
Computer and office equipment	247.7	184.5
Capitalized software	299.3	283.7
Construction-in-process	638.1	1,631.6
Gross property, plant, and equipment	7,618.9	6,527.9
Less: Accumulated depreciation*	(2,276.5)	(1,881.3)
Total property, plant, and equipment, net	$5,342.4	$4,646.6
*Accumulated depreciation associated with operating lease assets – Intuitive System Leasing	$(725.2)	$(574.5)

	December 31,
Other accrued liabilities – short-term	2025	2024
Income and other taxes payable	$125.4	$154.4
Accrued construction-related capital expenditures	58.3	57.2
Other accrued liabilities	412.3	335.9
Total other accrued liabilities – short-term	$596.0	$547.5

	December 31,
Other long-term liabilities	2025	2024
Income taxes – long-term	$193.6	$239.0
Deferred revenue – long-term	91.4	54.1
Other long-term liabilities	225.8	175.2
Total other long-term liabilities	$510.8	$468.3
Supplemental Cash Flow Information
The following table provides details of income taxes paid and supplemental non-cash investing and financing activities (in millions):

	Year Ended December 31,
	2025	2024	2023
Income taxes paid, net	$537.9	$466.5	$447.8

Supplemental non-cash investing and financing activities:
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$808.9	$614.9	$422.4
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$70.6	$77.2	$153.7

Restricted Cash
The following table provides details of total cash, cash equivalents, and restricted cash as of the periods presented (in millions):

	As of
	December 31, 2025	December 31, 2024
Cash and cash equivalents	$3,368.0	$2,027.4
Restricted cash within other current assets	24.4	20.0
Restricted cash within other assets	15.0	15.0
Total cash, cash equivalents, and restricted cash	$3,407.4	$2,062.4
NOTE 5.    REVENUE
Revenue from external customers is attributed to individual countries based on customer location. The following table presents revenue disaggregated by geography and type (in millions):

	Year Ended December 31,
U.S.	2025	2024	2023
Instruments and accessories	$4,203.4	$3,626.4	$3,059.8
Systems	1,581.8	1,122.6	865.5
Services	1,030.6	840.4	763.3
Total U.S. revenue	$6,815.8	$5,589.4	$4,688.6

OUS
Instruments and accessories	$1,815.5	$1,452.6	$1,216.8
Systems	891.9	843.4	814.2
Services	541.5	466.7	404.5
Total OUS revenue	$3,248.9	$2,762.7	$2,435.5

Total
Instruments and accessories	$6,018.9	$5,079.0	$4,276.6
Systems	2,473.7	1,966.0	1,679.7
Services	1,572.1	1,307.1	1,167.8
Total revenue	$10,064.7	$8,352.1	$7,124.1
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company’s system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $3.0 billion as of December 31, 2025. The remaining performance obligations are expected to be satisfied over the term of the system sale, lease, and service arrangements. Approximately half of the remaining performance obligations are expected to be recognized in the next 12 months with the remainder recognized thereafter over the term of the system sale, lease, and service arrangements, which are generally up to 5 years.

Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	December 31,
	2025	2024
Contract assets	$15.3	$13.9
Deferred revenue	$598.1	$522.9
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
During the year ended December 31, 2025, the Company recognized $459 million of revenue that was included in the deferred revenue balance as of December 31, 2024. During the year ended December 31, 2024, the Company recognized $422 million of revenue that was included in the deferred revenue balance as of December 31, 2023.
Intuitive System Leasing
The following table presents product revenue from Intuitive System Leasing arrangements (in millions):

	Year Ended December 31,
	2025	2024	2023
Sales-type lease revenue	$97.3	$163.1	$78.4
Operating lease revenue*	$874.3	$654.2	$500.5

*Variable lease revenue related to usage-based arrangements included within operating lease revenue	$530.9	$338.4	$216.5
NOTE 6.    LEASES
Lessor Information related to Intuitive System Leasing
Sales-type Leases. Lease receivables relating to sales-type lease arrangements are presented on the Consolidated Balance Sheets as follows (in millions):

	December 31,
	2025	2024
Gross lease receivables	$317.5	$393.4
Unearned income	(14.7)	(13.9)
Subtotal	302.8	379.5
Allowance for credit loss	(2.6)	(2.6)
Net investment in sales-type leases	$300.2	$376.9

Reported as:
Prepaids and other current assets	$100.9	$131.4
Intangible and other assets, net	199.3	245.5
Net investment in sales-type leases	$300.2	$376.9

Contractual maturities of gross lease receivables as of December 31, 2025, are as follows (in millions):

Fiscal Year	Amount
2026	$111.9
2027	90.6
2028	58.8
2029	38.9
2030	12.4
2031 and thereafter	4.9
Total	$317.5
Operating Leases. The Company’s fixed-payment or usage-based operating lease terms are generally less than seven years. Future lease payments (excluding non-lease elements and contingent payments related to usage-based arrangements) related to the non-cancellable portion of operating leases as of December 31, 2025, are as follows (in millions):

Fiscal Year	Amount
2026	$326.1
2027	269.7
2028	208.6
2029	151.1
2030	83.5
2031 and thereafter	61.9
Total	$1,100.9
Lessee Information
The Company enters into operating leases primarily for real estate, automobiles, and certain equipment. Operating lease expense was $40.9 million, $33.9 million, and $26.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. For leases with terms of 12 months or less, the related expense was immaterial for each of the years ended December 31, 2025, 2024, and 2023.
Supplemental cash flow information for the years ended December 31, 2025, 2024, and 2023 related to operating leases was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for leases that were included within operating cash outflows	$40.6	$33.2	$30.2
Right-of-use assets recognized related to new lease obligations	$46.2	$88.6	$27.8
Supplemental balance sheet information related to operating leases, as of December 31, 2025, and 2024, was as follows (in millions, except lease term and discount rate):

	December 31,
	2025	2024
Intangible and other assets, net (Right-of-use assets)	$150.8	$136.4

Other accrued liabilities	$39.0	$33.5
Other long-term liabilities	131.9	112.5
Total lease liabilities	$170.9	$146.0

Weighted-average remaining lease term	6.0 years	5.2 years
Weighted-average discount rate	4.6%	4.4%

As of December 31, 2025, the future payments related to the Company’s operating lease liabilities are scheduled as follows (in millions):

Fiscal Year	Amount
2026	$44.5
2027	35.3
2028	33.7
2029	25.5
2030	15.2
2031 and thereafter	45.0
Total lease payments	199.2
Less: imputed interest	(28.3)
Total operating lease liabilities	$170.9
NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions
In November 2025, Intuitive acquired a company that develops integrated robotics and artificial intelligence solutions to improve the accuracy, efficiency, and accessibility of tissue assessment during biopsy procedures at the point of care. The total purchase consideration for the acquisition was not material.
There were no material acquisitions in 2024 or 2023.
Pending Acquisitions
On January 21, 2025, the Company announced that it has entered into a definitive agreement with the current Intuitive technology distributors ab medica, Abex, Excelencia Robotica, and their affiliates to acquire the da Vinci and Ion distribution businesses in Italy, Spain, Portugal, Malta, and San Marino, and associated territories. The transaction consists of an upfront cash payment of approximately €319 million, subject to certain closing adjustments. The Company expects to complete the transaction in the first half of 2026, subject to applicable regulatory approvals and customary closing conditions.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance as of December 31, 2023	$348.7
Acquisition activity	—
Translation and other	(1.2)
Balance as of December 31, 2024	347.5
Acquisition activity	22.3
Translation and other	0.5
Balance as of December 31, 2025	$370.3
The Company completed its annual goodwill impairment test and determined that no impairment existed. As of December 31, 2025, there has been no impairment of goodwill.

Intangible Assets
The following table summarizes the components of gross intangible asset, accumulated amortization, and net intangible asset balances as of December 31, 2025, and 2024 (in millions):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$192.8	$(182.8)	$10.0	$203.3	$(185.4)	$17.9
Customer relationships	28.2	(27.1)	1.1	27.3	(22.3)	5.0
Distribution rights and others	—	—	—	1.2	(1.1)	0.1
Total definite-lived intangible assets	$221.0	$(209.9)	$11.1	$231.8	$(208.8)	$23.0
In-process R&D	6.0	—	6.0	—	—	—
Total intangible assets	$227.0	$(209.9)	$17.1	$231.8	$(208.8)	$23.0
Amortization expense related to intangible assets was $13.2 million, $16.7 million, and $20.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The estimated future amortization expense related to intangible assets as of December 31, 2025, is as follows (in millions):

Fiscal Year	Amount
2026	$5.7
2027	3.0
2028	1.4
2029	0.6
2030	0.4
Total	$11.1
The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, measurement period adjustments to intangible assets, changes in foreign currency exchange rates, impairments of intangible assets, accelerated amortization of intangible assets, and other events.
NOTE 8.    COMMITMENTS AND CONTINGENCIES
Commitments
As of December 31, 2025, the Company’s commitments include an estimated amount of approximately $2.53 billion relating to the Company’s open purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures and construction-related activities for which the Company has not received the services, and acquisition and licensing of intellectual property. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services. Additionally, the Company has committed to making certain future milestone payments to third parties as part of licensing, collaboration, and development arrangements. Payments under these arrangements generally become due and payable only upon the achievement of certain specified developmental, regulatory, and/or commercial milestones. For instances in which the achievement of these milestones is neither probable nor reasonably estimable, such contingencies are not included in the estimated amount.
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
Commercial Litigation
On May 10, 2021, Surgical Instrument Service Company, Inc. (“SIS”) filed a complaint in the Northern District of California Court alleging antitrust claims against the Company relating to EndoWrist service, maintenance, and repair processes. The Court granted in part and denied in part the Company’s Motion to Dismiss, and discovery commenced. The Company filed an answer denying the antitrust allegations and filed counterclaims against SIS. The counterclaims allege that SIS violated the Federal Lanham Act, California’s Unfair Competition Law, and California’s False Advertising Law and that SIS is also liable to the Company for Unfair Competition and Tortious Interference with Contract. The parties filed summary judgment motions, and the Court held a hearing on these motions on September 7, 2023.
On March 31, 2024, the Court granted-in-part and denied-in-part both Intuitive’s and plaintiff’s motions for summary judgment. Trial in this matter commenced on January 6, 2025. On January 28, 2025, after the close of both plaintiff’s and Intuitive’s cases in chief, the Court found in Intuitive’s favor on all of SIS’s antitrust claims and stayed Intuitive’s counterclaims. On February 27, 2025, SIS filed a Notice of Appeal to the Ninth Circuit Court of Appeals. SIS filed its brief on July 23, 2025. The Company filed its response brief on October 29, 2025. SIS filed its reply brief on December 26, 2025. It is anticipated that oral argument will occur in April or May 2026. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
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
On September 18, 2024, Restore Robotics Repairs (“Restore”) filed a complaint in the United States District Court for the Northern District of Florida alleging antitrust claims against the Company relating to the service and replacement of X/Xi EndoWrist instruments for use with the da Vinci X and Xi surgical systems. On December 9, 2024, Intuitive filed a motion to dismiss to which plaintiff responded by amending its complaint. Intuitive filed a motion to dismiss the first amended complaint on January 31, 2025. Plaintiff filed an opposition to Intuitive’s motion to dismiss on February 14, 2025, and Intuitive filed a reply on March 26, 2025. On November 7, 2025, the Court entered an Order granting Intuitive’s motion to dismiss. Plaintiff filed its notice of appeal to the 11th Circuit Court of Appeals on November 29, 2025. Restore’s initial brief is due February 11, 2026. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
NOTE 9.    STOCKHOLDERS’ EQUITY
Stock Repurchase Program
Through December 31, 2025, the Board has authorized an aggregate of $13.0 billion of funding for the Company’s common stock Repurchase Program since its establishment in March 2009. The most recent authorization occurred in May 2025, when the Board increased the authorized amount available under the Repurchase Program to $4.0 billion, including amounts remaining under previous authorization. As of December 31, 2025, the remaining amount of share repurchases authorized by the Board under the Repurchase Program was approximately $1.7 billion.
The following table summarizes stock repurchase activities (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Shares repurchased	4.8	—	1.7
Average price per share	$477.84	$—	$241.38
Value of shares repurchased	$2,300.9	$—	$416.3
The Company uses the par value method of accounting for its stock repurchases. As a result of share repurchase activities during the years ended December 31, 2025, 2024, and 2023, the Company reduced common stock and additional paid-in capital by an aggregate of $63 million, zero, and $19 million, respectively, and charged $2.2 billion, zero, and $0.4 billion, respectively, to retained earnings.
The Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net stock repurchases. As of December 31, 2025, excise tax of $5.6 million was accrued for shares repurchased in 2025.

Accumulated Other Comprehensive Income (Loss), Net of Tax, Attributable to Intuitive Surgical, Inc.
The components of accumulated other comprehensive income (loss), net of tax, attributable to Intuitive Surgical, Inc. are as follows (in millions):

	Year Ended December 31, 2025
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plan Losses	Total
Beginning balance	$11.0	$(14.6)	$(33.1)	$(14.6)	$(51.3)
Other comprehensive income (loss) before reclassifications	(6.7)	44.8	62.6	(6.7)	94.0
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	0.3	—	0.6	0.6
Net current-period other comprehensive income (loss)	(7.0)	45.1	62.6	(6.1)	94.6
Ending balance	$4.0	$30.5	$29.5	$(20.7)	$43.3

	Year Ended December 31, 2024
	Gains (Losses) on Hedge Instruments	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plan Gains (Losses)	Total
Beginning balance	$(2.5)	$(29.7)	$19.4	$0.6	$(12.2)
Other comprehensive income (loss) before reclassifications	5.7	15.0	(52.5)	(14.9)	(46.7)
Amounts reclassified from accumulated other comprehensive income (loss)	7.8	0.1	—	(0.3)	7.6
Net current-period other comprehensive income (loss)	13.5	15.1	(52.5)	(15.2)	(39.1)
Ending balance	$11.0	$(14.6)	$(33.1)	$(14.6)	$(51.3)
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications were as follows (in millions):

	Year Ended December 31,
Available-for-sale securities	2025	2024
Income tax expense for net gains recorded in other comprehensive income (loss)	$(13.3)	$(4.3)
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications for hedge instruments, foreign currency translation gains (losses), and employee benefit plans in 2025 and 2024 were not material to the Company’s Consolidated Financial Statements. The tax impacts for amounts reclassified from accumulated other comprehensive loss relating to hedge instruments, available-for-sale securities, foreign currency translation gains (losses), and employee benefit plans in 2025 and 2024 were not material to the Company’s Consolidated Financial Statements.
NOTE 10.    SHARE-BASED COMPENSATION
Stock Plans
2010 Incentive Award Plan. In April 2010, the Company’s stockholders approved the 2010 Incentive Award Plan (“2010 Plan”). Under this plan, the Company can issue RSUs, nonqualified stock options (“NSOs”), and PSUs to employees, non-employee directors, and consultants. Equity awards granted to employees and non-employee directors include a mix of RSUs, stock options, and, as applicable, PSUs. The 2010 Plan generally permits NSOs to be granted at no less than the fair market value of the common stock on the date of grant. Prior to 2022, NSOs were granted with terms of 10 years from the date of the grant. In January 2022, the Company changed the term of its new NSO grants to 7 years from the date of the grant. In May 2025, the Company’s shareholders approved an amended and restated 2010 Incentive Award Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 115,350,000 to 120,350,000. The 2010 Plan expires in 2035.

As of December 31, 2025, approximately 22.1 million shares were reserved for future issuance under the 2010 Plan. A maximum of approximately 9.6 million of these shares can be awarded as RSUs.
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
The New Hire Plan provided for the shares to be used exclusively for the grant of RSUs and NSOs to new employees (“New Hire Options”), who were not previously employees or non-employee directors of the Company. Prior to expiration of the plan, options were granted at an exercise price not less than the fair market value of the stock on the date of grant with a term not to exceed 10 years.
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
Performance Stock Units. The PSUs granted to officers and other key employees are subject to three-year cliff vesting and pre-established, quantitative goals. Whether any PSUs vest, and the amount that do vest, is tied to completion of service over three years and the achievement of three equally-weighted, quantitative goals that directly align with or help drive the Company’s strategy and long-term total shareholder return.
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
2000 Employee Stock Purchase Plan. In March 2000, the Board adopted the ESPP. Employees are generally eligible to participate in the ESPP if they are customarily employed by the Company for more than 20 hours per week and more than 5 months in a calendar year and are not 5% stockholders of the Company. Under the ESPP, eligible employees may select a rate of payroll deduction up to 15% of their eligible compensation subject to certain maximum purchase limitations. The duration for each offering period is 24 months and is divided into four purchase periods of approximately six months in length. Offerings are concurrent. The purchase price of the shares under the offering is the lesser of 85% of the fair market value of the shares on the offering date or 85% of the fair market value of the shares on the purchase date. A two-year look-back feature in the ESPP causes the offering period to reset if the fair value of the Company’s common stock on the first or last day of the purchase period is less than that on the original offering date. ESPP purchases by employees are settled with newly-issued common stock from the ESPP’s previously authorized and available pool of shares. In April 2024, the Company’s stockholders approved an amended and restated ESPP to provide for an increase in the number of shares of common stock reserved for issuance from 22,770,945 to 26,770,945. As of December 31, 2025, there were approximately 4.9 million shares reserved for future issuance under the ESPP.
Restricted Stock Units
RSU activity for the year ended December 31, 2025, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2024	5.2	$314.39
Granted	1.7	$569.90
Vested	(1.9)	$296.23
Forfeited	(0.3)	$371.69
Unvested balance as of December 31, 2025	4.7	$412.46
As of December 31, 2025, 4.4 million shares underlying RSUs were expected to vest with an aggregate intrinsic value of $2.49 billion. The aggregate vesting date fair value of RSUs vested, excluding PSUs vested, was $1.09 billion, $0.73 billion, and $0.45 billion during the years ended December 31, 2025, 2024, and 2023, respectively.
Stock Options
NSO activity for the year ended December 31, 2025, was as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted-Average Exercise Price Per Share
Balance as of December 31, 2024	7.1	$192.90
Options granted	—	$—
Options exercised	(1.6)	$139.46
Options forfeited/expired	(0.1)	$244.38
Balance as of December 31, 2025	5.4	$208.18
The aggregate intrinsic value of stock options exercised under the Company’s stock plans determined as of the date of option exercise was $640 million, $789 million, and $476 million during the years ended December 31, 2025, 2024, and 2023, respectively. Cash received from stock option exercises for the years ended December 31, 2025, 2024, and 2023, was $223 million, $315 million, and $192 million, respectively. The income tax benefit from stock options exercised was $141 million for the year ended December 31, 2025.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2025 (number of shares and aggregate intrinsic value in millions):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (1)
$59.46-$85.24	0.6	0.7	$73.86		0.6		$73.86
$90.49-$161.78	0.5	1.9	$125.35		0.5		$125.35
$163.77-$174.26	0.7	3.2	$169.71		0.7		$169.71
$175.53-$182.83	0.7	3.6	$179.99		0.7		$179.99
$182.90-$229.39	1.0	3.9	$217.52		0.8		$215.34
$235.20-$245.60	0.6	4.9	$243.90		0.6		$243.90
$249.83-$304.67	1.0	4.1	$296.62		0.8		$295.21
$313.64-$340.27	—	4.4	$317.41		—		$317.25
$341.16-$341.16	—	5.7	$341.16		—		$341.16
$347.42-$347.42	0.3	5.6	$347.42		0.3		$347.42
Total	5.4	3.5	$208.18	$1,941	5.0	3.4	$203.69	$1,822

(1)The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $566.36 as of December 31, 2025, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date.
As of December 31, 2025, a total of 5.4 million shares underlying stock options vested and expected to vest had a weighted-average remaining contractual life of 3.5 years, an aggregate intrinsic value of $1.94 billion, and a weighted-average exercise price per share of $208.02.
Performance Stock Units
As of December 31, 2025, the Company has three types of active PSU awards: the 2025 PSU awards, the 2024 PSU awards, and the 2023 PSU awards. The 2025 PSU award metrics are focused on relative average adjusted operating margin percentage over the performance period compared to a peer group, da Vinci and Ion procedure growth in 2026 compared to 2024, and da Vinci and Ion procedure growth in 2027 compared to 2024. The 2024 PSU award metrics are focused on relative total shareholder return (“TSR”), da Vinci and Ion procedure growth in 2025 compared to 2023, and da Vinci and Ion procedure growth in 2026 compared to 2023. The 2023 PSU award metrics are focused on relative TSR, da Vinci and Ion procedure growth in 2024 compared to 2022, and da Vinci and Ion procedure growth in 2025 compared to 2022.
The TSR metric is considered a market condition, and the expense is determined at the grant date. The procedure growth and relative average adjusted operating margin percentage metrics are considered performance conditions, and the expense is recorded based on the forecasted performance, which is reassessed each reporting period based on the probability of achieving the performance conditions. The number of shares earned at the end of the three-year period will vary, based on actual performance, from 0% to 125% of the target number of PSUs granted. PSUs are subject to forfeiture if employment terminates prior to the vesting date. PSUs are not considered issued or outstanding shares of the Company.
The Company calculates the fair value for each component of the PSUs individually. The fair value for the component with the TSR metric was determined using Monte Carlo simulation. The fair value per share for the components with the procedure growth and relative average adjusted operating margin percentage metrics is equal to the closing stock price on the grant date.

PSU activity for the year ended December 31, 2025, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2024	0.3	$306.94
Granted	0.1	$575.73
Vested	(0.1)	$294.89
Performance change	—	$268.39
Forfeited	—	$366.96
Unvested balance as of December 31, 2025	0.3	$374.67
As of December 31, 2025, 0.3 million shares underlying PSUs were expected to vest with an aggregate intrinsic value of $175 million. The aggregate vesting date fair value of PSUs vested was $46 million during the year ended December 31, 2025 and $4 million during the year ended December 31, 2024. No PSUs vested in 2023.
Employee Stock Purchase Plan
Under the ESPP, employees purchased approximately 0.4 million, 0.6 million, and 0.5 million shares, representing approximately $130 million, $115 million, and $105 million in employee contributions for the years ended December 31, 2025, 2024, and 2023, respectively.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense (in millions):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue—product	$120.7	$98.5	$83.4
Cost of revenue—service	34.5	30.5	28.2
Total cost of revenue	155.2	129.0	111.6
Selling, general and administrative	346.5	304.5	274.8
Research and development	301.1	254.6	211.8
Share-based compensation expense before income taxes	802.8	688.1	598.2
Income tax benefit	161.3	138.3	117.4
Share-based compensation expense after income taxes	$641.5	$549.8	$480.8
During the years ended December 31, 2025, 2024, and 2023, stock-based compensation expense capitalized to our Consolidated Balance Sheets was $126.8 million, $98.9 million, and $84.3 million, respectively.
The Black-Scholes-Merton option-pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and the rights to acquire stock granted under the ESPP. The weighted-average estimated fair values of stock options and the rights to acquire stock under the ESPP, as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock under the ESPP that were granted during the years ended December 31, 2025, 2024, and 2023, were as follows:

	Year Ended December 31,
	2025	2024	2023
RSUs
Fair value at grant date	$569.90	$392.89	$237.37
STOCK OPTIONS
Risk-free interest rate	—	—	4.6%
Expected term (in years)	—	—	3.2
Expected volatility	—	—	33%
Fair value at grant date	—	—	$77.45
PSUs
Fair value at grant date	$575.73	$395.92	$240.45
ESPP
Risk-free interest rate	4.0%	4.6%	5.0%
Expected term (in years)	1.2	1.2	1.2
Expected volatility	31%	29%	33%
Fair value at grant date	$154.69	$130.00	$89.42
As share-based compensation expense recognized in the Consolidated Statements of Income during the years ended December 31, 2025, 2024, and 2023, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
As of December 31, 2025, there was $1.25 billion, $28 million, $53 million, and $38 million of total unrecognized compensation expense related to unvested RSUs, unvested stock options, unvested PSUs, and rights granted to acquire common stock under the ESPP, respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.2 years for unvested RSUs, 1.0 year for unvested stock options, 1.0 year for unvested PSUs, and 1.0 year for rights granted to acquire common stock under the ESPP.
NOTE 11.    INCOME TAXES
Income before provision for income taxes for the years ended December 31, 2025, 2024, and 2023, consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
U.S.	$2,283.8	$1,754.8	$1,251.1
Foreign	1,027.6	919.0	707.8
Total income before provision for income taxes	$3,311.4	$2,673.8	$1,958.9

The provision for income taxes for the years ended December 31, 2025, 2024, and 2023, consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$235.6	$321.9	$315.2
State	58.9	47.9	32.8
Foreign	121.2	101.8	74.4
Total current income tax expense	415.7	471.6	422.4
Deferred
Federal	(34.4)	(157.7)	(122.4)
State	(14.8)	(23.9)	(25.1)
Foreign	68.3	46.3	(133.3)
Total deferred income tax expense (benefit)	19.1	(135.3)	(280.8)
Total income tax expense	$434.8	$336.3	$141.6
On July 4, 2025, OBBBA was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The changes introduced by OBBBA did not have a material impact on the Company’s effective tax rate for 2025.
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
A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate for the year ended December 31, 2025, subsequent to the adoption of ASU 2023-09, including the amount and percentage of income before taxes, was as follows (dollars in millions):

	Year Ended December 31, 2025
	Amount	Percentage
U.S. federal tax at statutory rate	$695.4	21.0%
State and local income tax, net of federal effect (1)	35.0	1.1%
Foreign tax effects
Switzerland – Federal
Statutory tax rate difference between Switzerland and U.S.	(57.0)	(1.7)%
Other	6.2	0.2%
Switzerland – Cantonal
Cantonal tax	60.5	1.8%
Other foreign jurisdictions	(35.0)	(1.1)%
Effect of cross-border tax laws	27.8	0.8%
Tax credits
Research and development tax credit	(81.7)	(2.5)%
Non-taxable or non-deductible items
Excess tax benefit	(210.9)	(6.4)%
Share-based compensation not benefitted	38.1	1.2%
Other	(24.1)	(0.7)%
Changes in unrecognized tax benefits	(12.1)	(0.4)%
Other	(7.4)	(0.2)%
Effective tax rate	$434.8	13.1%

(1)State and local taxes in New York, Illinois, New Jersey, Minnesota, Texas, and Michigan made up greater than 50% of the tax effect in this category.
A reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, was as follows (dollars in millions):

	Year Ended December 31,
	2024	2023
Federal tax at statutory rate	$561.5	$411.4
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	41.7	35.0
Foreign rate differential	(59.3)	(64.4)
U.S. tax on foreign earnings	73.1	70.9
Research and development credit	(75.1)	(48.6)
Excess tax benefits related to share-based compensation	(223.3)	(107.9)
Share-based compensation not benefited	32.4	29.5
Unrecognized tax benefits related to share-based compensation	5.3	4.4
Reversal of unrecognized tax benefits	(29.5)	(20.9)
Swiss tax benefits, net of valuation allowance	—	(92.3)
Deferred tax re-measurement	—	(67.1)
Other	9.5	(8.4)
Total income tax expense	$336.3	$141.6
Deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Intangible assets	$330.2	$377.5
Capitalized research and development expenditures	562.5	468.6
Research and development credits	288.8	240.3
Share-based compensation expense	178.4	155.3
Swiss tax credits	84.1	107.4
Expenses deducted in later years for tax purposes	76.1	67.4
Lease liabilities	23.1	23.0
Other	9.4	15.8
Gross deferred tax assets	1,552.6	1,455.3
Valuation allowance	(361.5)	(314.8)
Deferred tax assets	1,191.1	1,140.5
Deferred tax liabilities:
Property, plant, and equipment	(140.4)	(65.7)
Right-of-use assets	(16.9)	(18.9)
Intangible assets and other	(15.2)	(10.8)
Deferred tax liabilities	(172.5)	(95.4)
Net deferred tax assets	$1,018.6	$1,045.1
As of December 31, 2025, the Company had $85.4 million of federal and state net operating loss carryforwards, certain of which will expire starting in 2026 if not utilized. Utilization of these net operating loss carryforwards may be subject to certain limitations. The Company does not expect the limitations to result in any permanent loss of these tax benefits. As of December 31, 2025, the Company had $84.1 million of Swiss tax credit carryforwards, which will expire in 2028. As of

December 31, 2025, the Company had $395.0 million of California research and development credit carryforwards, which do not expire, and $4.4 million of other state research and development credit carryforwards, which begin to expire in 2030.
As of December 31, 2025, the Company had a valuation allowance of $361.5 million, primarily related to California deferred tax assets and certain Swiss deferred tax assets, for which the Company does not believe a tax benefit is more likely than not to be realized. As of December 31, 2024, the Company had a valuation allowance of $314.8 million, primarily related to California deferred tax assets and Swiss deferred tax assets, for which the Company does not believe a tax benefit is more likely than not to be realized. The increase in the valuation allowance during 2025 is primarily related to California research and development credits. These valuation allowances would result in a reduction to the income tax provision in the consolidated statements of income if they are ultimately not necessary.
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
Income taxes paid, net of refunds, during the periods presented were as follows (in millions):

Year Ended December 31,
2025
Federal	$348.8
State	57.0
Switzerland	67.3
Other foreign	64.8
Total income taxes paid, net of refunds	$537.9
A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for the years ended December 31, 2025, 2024, and 2023, are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$310.0	$260.4	$252.6
Increases related to tax positions taken during the current year	61.4	67.8	48.5
Increases related to tax positions taken during a prior year	2.4	13.9	—
Decreases related to tax positions taken during a prior year	(7.7)	—	(18.9)
Decreases related to settlements with tax authorities	(20.3)	(3.7)	(1.0)
Decreases related to expiration of statute of limitations	(59.7)	(28.4)	(20.8)
Ending balance	$286.1	$310.0	$260.4
As of December 31, 2025, 2024, and 2023, gross interest related to unrecognized tax benefits accrued was $21.8 million, $37.0 million, and $31.2 million, respectively. Total gross unrecognized tax benefits as of December 31, 2025, were $286.1 million, of which $175.3 million, if recognized, would have an impact on the Company’s effective tax rate.
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

NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$2,856.0	$2,322.6	$1,798.0
Denominator:
Weighted-average shares outstanding used in basic calculation	356.9	355.2	351.2
Add: dilutive effect of potential common shares	5.8	6.8	6.2
Weighted-average shares outstanding used in diluted calculation	362.7	362.0	357.4
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$8.00	$6.54	$5.12
Diluted	$7.87	$6.42	$5.03
Share-based compensation awards of approximately 1.0 million, 0.2 million, and 1.9 million shares for the years ended December 31, 2025, 2024, and 2023, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.
NOTE 13.     SEGMENT INFORMATION
Intuitive is committed to advancing minimally invasive care through a comprehensive ecosystem of products and services. This connected ecosystem includes systems, instruments and accessories, learning, and services connected by a digital portfolio that enables actionable digital insights across the care continuum. The systems, as well as the instruments and accessories, are primarily developed and manufactured by the Company. During the years ended December 31, 2025, 2024, and 2023, domestic revenue accounted for 68%, 67% and 66%, respectively, of total revenue, while revenue from the Company’s OUS markets accounted for 32%, 33% and 34%, respectively, of total revenue. The Company manages the business activities on a consolidated basis and operates in one reportable segment.
The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM utilizes the Company’s long-range plan, which includes product development roadmaps and long-range financial models, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using income from operations. Net income is also a measure that is considered in monitoring budget versus actual results.
Significant expenses within income from operations, as well as within net income, include cost of revenue, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Income. Other segment items within net income include interest and other income, net, and income tax expense.
The Company’s long-lived assets consist primarily of property, plant, and equipment, net. As of December 31, 2025 and 2024, 80% and 83%, respectively, of long-lived assets were in the U.S. As of December 31, 2025 and 2024, no individual country other than the U.S. accounted for 10% or more of these assets.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Plans
On November 17, 2025, Brian E. Miller, Ph.D., the Company’s Head of Digital and AI Strategy, adopted a Rule 10b5-1 trading plan. Dr. Miller’s trading plan provides for the potential sale of up to 35,344 shares of the Company’s common stock, including the potential exercise and sale of up to 11,722 shares of the Company’s common stock subject to stock options, until December 15, 2026. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information required by Part III is omitted from this report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2025.
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
We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Compensation for Directors” in our Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.
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
1)Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this report on Form 10-K.
2)All schedules have been omitted, because they are not applicable, not required under the instructions, or the information requested is set forth in the Consolidated Financial Statements or related notes thereto.
3)Exhibits
The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.
(b)Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company, as Amended.	10-Q	000-30713	3.1	7/23/2020

3.2	Amendment to Amended and Restated Certificate of Incorporation of the Company.	10-Q	000-30713	3.1	10/20/2021

3.3	Amended and Restated Bylaws of the Company.	8-K	000-30713	3.1	2/1/2021

4.1	Specimen Stock Certificate.	S-1/A	333-33016	4.2	5/2/2000

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	333-33016	4.2	2/3/2022

10.1+	2000 Non-Employee Directors’ Stock Option Plan.	S-1	333-33016		3/22/2000

10.2+	Form of Indemnity Agreement.	8-K	000-30713	10.1	8/3/2015

10.3+	2009 Employment Commencement Incentive Plan, as amended and restated.	S-8	333-203793	4.2	5/1/2015

10.4+	2000 Employee Stock Purchase Plan, as amended and restated.	8-K	000-30713	10.2	4/30/2024

10.5+	2010 Incentive Award Plan, as amended and restated.	8-K	000-30713	10.1	5/5/2025

10.6+	Severance Plan.	8-K	000-30713	10.1	12/2/2008

10.7+	Form of Amended and Restated Intuitive Surgical, Inc. 2009 Employment Commencement Incentive Plan Stock Option Grant Notice.	10-K	000-30713	10.9	2/2/2016

10.9+	Form of Amended and Restated Intuitive Surgical, Inc. 2010 Incentive Award Plan Global Stock Option Grant Notice.	10-K	000-30713	10.9	2/10/2023

10.10+*	Form of Amended and Restated Intuitive Surgical, Inc. 2010 Incentive Award Plan Global Restricted Stock Unit Grant Notice.

10.11+*	Form of Amended and Restated Intuitive Surgical, Inc. 2010 Incentive Award Plan Global Performance Stock Unit Grant Notice.

19*	Intuitive Surgical, Inc. Insider Trading Policy and Guidelines.

21.1*	Intuitive Surgical, Inc. Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy (formerly Policy for Recovery of Erroneously Awarded Compensation, as amended and restated on January 29, 2026).

101*
The following materials from Intuitive Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged at Level I through IV.

104*	The cover page from Intuitive Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.
+ Management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

Date:	February 3, 2026	By:	/S/ DAVID J. ROSA
David J. Rosa Chief Executive Officer
Power of Attorney
Each person whose individual signature appears below hereby authorizes and appoints David Rosa and Jamie Samath, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place, and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10‑K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID J. ROSA	Chief Executive Officer and Director (Principal Executive Officer)	February 3, 2026
David J. Rosa
/S/ JAMIE E. SAMATH	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 3, 2026
Jamie E. Samath
/S/ FREDRIK C. WIDMAN	Vice President, Corporate Controller (Principal Accounting Officer)	February 3, 2026
Fredrik C. Widman
/S/ GARY S. GUTHART	Executive Chair of the Board of Directors	February 3, 2026
Gary S. Guthart, Ph.D.
/S/ CRAIG H. BARRATT	Lead Independent Director	February 3, 2026
Craig H. Barratt, Ph.D.
/S/ JOSEPH C. BEERY	Director	February 3, 2026
Joseph C. Beery
/S/ LEWIS CHEW	Director	February 3, 2026
Lewis Chew
/S/ AMAL M. JOHNSON	Director	February 3, 2026
Amal M. Johnson
/S/ SREELAKSHMI KOLLI	Director	February 3, 2026
Sreelakshmi Kolli
/S/ AMY L. LADD	Director	February 3, 2026
Amy L. Ladd, M.D.
/S/ KEITH R. LEONARD JR.	Director	February 3, 2026
Keith R. Leonard Jr.
/S/ JAMI DOVER NACHTSHEIM	Director	February 3, 2026
Jami Dover Nachtsheim
/S/ MONICA P. REED	Director	February 3, 2026
Monica P. Reed, M.D.