Form 10-Q
period 2026-03-31
INTUITIVE SURGICAL INC
filed 2026-04-22
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 354,162,842 shares of Common Stock, $0.001 par value per share, outstanding as of April 15, 2026.

INTUITIVE SURGICAL, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,006.5	$3,368.0
Short-term investments	2,510.8	2,566.9
Accounts receivable, net	1,595.6	1,527.3
Inventory	1,945.1	1,840.0
Prepaids and other current assets	751.5	477.3
Total current assets	8,809.5	9,779.5
Property, plant, and equipment, net	5,447.9	5,342.4
Long-term investments	3,461.9	3,099.2
Deferred tax assets	683.8	1,018.6
Intangible and other assets, net	1,094.7	848.7
Goodwill	613.2	370.3
Total assets	$20,111.0	$20,458.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$332.9	$255.1
Accrued compensation and employee benefits	370.7	648.4
Deferred revenue	559.5	506.7
Other accrued liabilities	647.9	596.0
Total current liabilities	1,911.0	2,006.2
Other long-term liabilities	602.8	510.8
Total liabilities	2,513.8	2,517.0
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; zero shares issued and outstanding as of March 31, 2026, and December 31, 2025	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 354.4 shares and 355.1 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	0.4	0.4
Additional paid-in capital	11,059.9	10,768.5
Retained earnings	6,397.7	7,011.8
Accumulated other comprehensive income	16.5	43.3
Total Intuitive Surgical, Inc. stockholders’ equity	17,474.5	17,824.0
Noncontrolling interest in joint venture	122.7	117.7
Total stockholders’ equity	17,597.2	17,941.7
Total liabilities and stockholders’ equity	$20,111.0	$20,458.7
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
in millions (except per share amounts)	2026	2025
Revenue:
Product	$2,337.1	$1,890.4
Service	433.7	363.0
Total revenue	2,770.8	2,253.4
Cost of revenue:
Product	780.0	670.7
Service	160.3	125.0
Total cost of revenue	940.3	795.7
Gross profit	1,830.5	1,457.7
Operating expenses:
Selling, general, and administrative	613.3	563.4
Research and development	361.9	316.2
Total operating expenses	975.2	879.6
Income from operations	855.3	578.1
Interest and other income, net	85.1	90.4
Income before taxes	940.4	668.5
Income tax expense (benefit)	114.4	(35.2)
Net income	826.0	703.7
Less: net income attributable to noncontrolling interest in joint venture	4.5	5.3
Net income attributable to Intuitive Surgical, Inc.	$821.5	$698.4
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$2.31	$1.95
Diluted	$2.28	$1.92
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	354.9	357.5
Diluted	359.8	364.6
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on hedge instruments	$9.9	$(10.4)
Unrealized gains (losses) on available-for-sale securities	(23.6)	29.1
Foreign currency translation gains (losses)	(11.5)	5.5
Employee benefit plan adjustments	(1.1)	0.1
Other comprehensive income (loss)	(26.3)	24.3
Total comprehensive income	799.7	728.0
Less: comprehensive income attributable to noncontrolling interest	5.0	5.4
Total comprehensive income attributable to Intuitive Surgical, Inc.	$794.7	$722.6
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
in millions	2026	2025
Operating activities:
Net income	$826.0	$703.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	178.9	137.5
Amortization of intangible and other assets	21.1	12.1
Accretion of discounts, amortization of premiums, and (gains) losses on investments, net	(10.2)	(17.7)
Gain on sale of business and assets	(7.9)	—
Deferred income taxes	339.3	0.1
Share-based compensation expense	209.5	185.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	25.1	3.6
Inventory	(266.6)	(211.1)
Prepaids and other assets	(269.3)	(7.8)
Accounts payable	73.9	83.1
Accrued compensation and employee benefits	(284.7)	(226.0)
Deferred revenue	46.1	37.0
Other liabilities	30.7	(118.1)
Net cash provided by operating activities	911.9	581.6
Investing activities:
Purchase of investments	(911.3)	(519.8)
Proceeds from maturities of investments	582.3	849.9
Proceeds from sale of assets	46.0	—
Purchase of property, plant, and equipment	(103.3)	(116.6)
Acquisition of business, net of cash, and intellectual property and other investing activities	(528.2)	—
Net cash provided by (used in) investing activities	(914.5)	213.5
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	121.8	134.3
Taxes paid related to net share settlement of equity awards	(352.3)	(370.1)
Repurchase of common stock	(1,123.2)	—
Net cash used in financing activities	(1,353.7)	(235.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1.0	(4.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,355.3)	554.8
Cash, cash equivalents, and restricted cash, beginning of period	3,407.4	2,062.4
Cash, cash equivalents, and restricted cash, end of period	$2,052.1	$2,617.2
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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, the accompanying Financial Statements of Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2025, and include all adjustments, consisting of normal, recurring adjustments, necessary to fairly state the information set forth herein. All intercompany transactions and account balances have been eliminated in consolidation.
Certain information and footnote disclosures typically included in the annual consolidated financial statements have been condensed or omitted. Accordingly, these Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 3, 2026. The results of operations for the first three months of 2026 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
The Financial Statements include the results and balances of the Company’s majority-owned joint ventures, Intuitive Surgical-Fosun Medical Technology (Shanghai) Co., Ltd. and Intuitive Surgical-Fosun (HongKong) Co., Ltd. (collectively, the “Joint Venture”), with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”). The Company holds a controlling financial interest in the Joint Venture, and the noncontrolling interest is reflected as a separate component of the condensed consolidated stockholders’ equity. The noncontrolling interest’s share of the earnings in the Joint Venture is presented separately in the Condensed Consolidated Statements of Comprehensive Income.
Risks and Uncertainties
The Company’s future results of operations and liquidity could be materially adversely affected by uncertainties surrounding macroeconomic and geopolitical factors in both the U.S. and globally. These uncertainties include any introduction or modification of tariffs or trade barriers, inflationary pressures, elevated interest rates, disruptions in commodity markets stemming from conflicts, such as those between Russia and Ukraine and conflicts in the Middle East, including those with Iran, and supply chain challenges.
Recent tariff changes imposed by the U.S. and other countries have created increased risks and uncertainties surrounding the Company’s future results of operations. The U.S. import tariffs, along with any reciprocal measures by other countries, may increase the Company’s cost of raw materials and finished goods imported from outside of the U.S. Additionally, the Company anticipates that some of its suppliers will incur incremental tariff-related costs, which may be passed on to the Company. The ultimate impact of changes to tariffs or trade barriers will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade barriers that are implemented.
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets. The Company adopted ASU 2025-05 effective January

1, 2026, on a prospective basis. In connection with this adoption, the Company elected to apply the practical expedient permitted by the standard, which assumes that current conditions as of the balance sheet date do not change for the remaining life of the assets. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual period. The Company is currently in the process of evaluating the impact of this pronouncement on its condensed consolidated financial statements and related disclosures.
No other recently adopted or issued accounting pronouncements had, or are expected to have, a material impact on the Company’s unaudited condensed consolidated financial statements.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale debt securities’ amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit loss, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments (in millions):

	As of March 31, 2026
						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
Cash	$799.6	$—	$—	$—	$799.6	$799.6	$—	$—
Level 1:
Money market funds	1,154.8	—	—	—	1,154.8	1,154.8	—	—
U.S. treasuries	5,247.2	18.7	(6.3)	—	5,259.6	50.4	2,241.1	2,968.1
Subtotal	6,402.0	18.7	(6.3)	—	6,414.4	1,205.2	2,241.1	2,968.1
Level 2 (1):
Commercial paper	0.4	—	—	—	0.4	—	0.4	—
Corporate debt securities	469.6	—	(4.5)	(0.1)	465.0	1.7	71.3	392.0
U.S. government agencies	298.7	1.2	(0.1)	—	299.8	—	198.0	101.8
Subtotal	768.7	1.2	(4.6)	(0.1)	765.2	1.7	269.7	493.8
Total assets measured at fair value	$7,970.3	$19.9	$(10.9)	$(0.1)	$7,979.2	$2,006.5	$2,510.8	$3,461.9

	As of December 31, 2025
						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
Cash	$514.9	$—	$—	$—	$514.9	$514.9	$—	$—
Level 1:
Money market funds	2,287.0	—	—	—	2,287.0	2,287.0	—	—
U.S. treasuries	5,694.3	39.0	(0.9)	—	5,732.4	565.1	2,345.5	2,821.8
Subtotal	7,981.3	39.0	(0.9)	—	8,019.4	2,852.1	2,345.5	2,821.8
Level 2 (1):
Corporate debt securities	167.8	—	(0.7)	(0.1)	167.0	1.0	78.4	87.6
U.S. government agencies	330.6	2.3	(0.1)	—	332.8	—	143.0	189.8
Subtotal	498.4	2.3	(0.8)	(0.1)	499.8	1.0	221.4	277.4
Total assets measured at fair value	$8,994.6	$41.3	$(1.7)	$(0.1)	$9,034.1	$3,368.0	$2,566.9	$3,099.2

(1) When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable inputs for similar securities from various third-party data providers.

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale debt securities, excluding money market funds (in millions):

	As of March 31, 2026
	Amortized Cost	Fair Value
Mature in less than one year	$2,559.4	$2,562.9
Mature in one to five years	3,456.5	3,461.9
Total	$6,015.9	$6,024.8
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains and losses recognized on the sale of investments were immaterial for the periods presented.
The following tables present the breakdown of the available-for-sale debt securities with unrealized losses (in millions):

	As of March 31, 2026
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$1,696.0	$(5.9)	$115.1	$(0.4)	$1,811.1	$(6.3)
Corporate debt securities	418.5	(4.1)	31.5	(0.4)	450.0	(4.5)
U.S. government agencies	27.4	—	4.9	(0.1)	32.3	(0.1)
Total	$2,141.9	$(10.0)	$151.5	$(0.9)	$2,293.4	$(10.9)

	As of December 31, 2025
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$298.0	$(0.3)	$164.4	$(0.6)	$462.4	$(0.9)
Corporate debt securities	44.5	—	73.6	(0.7)	118.1	(0.7)
U.S. government agencies	—	—	29.2	(0.1)	29.2	(0.1)
Total	$342.5	$(0.3)	$267.2	$(1.4)	$609.7	$(1.7)
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
The current unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of March 31, 2026, the Company does not intend to sell the investments in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell any of the investments before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company does not expect to realize any losses on these available-for-sale debt securities. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security.
For the three months ended March 31, 2026, and 2025, credit losses related to available-for-sale debt securities were not material.
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
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2025 Carrying Value	Changes in Observable Prices	Purchases / Sales / Other (1)	March 31, 2026 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments without readily determinable fair value	$121.7	$0.6	$1.5	$123.8	$—	$123.8

(1) Other includes foreign currency translation gains/(losses).
For the three months ended March 31, 2026, for equity investments without readily determinable fair value, the Company recognized a net increase in fair value of $0.6 million, driven by increases in observable price changes, which were recognized in interest and other income, net.
For the three months ended March 31, 2026, the Company did not hold any equity investments with readily determinable fair values.
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
Cash Flow Hedges
The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the USD, primarily the Euro (“EUR”), the Japanese Yen (“JPY”), the Korean Won (“KRW”), the British Pound (“GBP”), the New Taiwan Dollar (“TWD”), the Indian Rupee (“INR”), and the Canadian Dollar (“CAD”). The Company also enters into currency forward contracts as cash flow hedges to hedge certain forecasted expense transactions denominated in the Swiss Franc (“CHF”) and in EUR.
For these derivatives, the Company reports the unrealized after-tax gain or loss from the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies the amount into earnings in the same period in which the hedged transaction affects earnings. The amounts reclassified to revenue and expenses related to the hedged transactions and the ineffective portions of cash flow hedges were not material for the three months ended March 31, 2026, and 2025.

Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, JPY, KRW, INR, TWD, GBP, the Chinese Yuan (“CNY”), and the Mexican Peso (“MXN”).
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Recognized gains (losses) in interest and other income, net	$18.0	$(10.5)
Foreign exchange gains (losses) related to balance sheet re-measurement	$(19.2)	$7.7
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Notional amounts:
Forward contracts	$538.2	$535.5	$753.0	$798.7
Gross fair value recorded in:
Prepaids and other current assets	$18.0	$8.8	$13.9	$10.7
Other accrued liabilities	$1.8	$4.1	$1.5	$6.6
NOTE 4.    CONDENSED CONSOLIDATED FINANCIAL STATEMENT DETAILS
Balance Sheet Details
The following tables provide details of selected Condensed Consolidated Balance Sheet line items (in millions):

	As of
Accounts receivable, net	March 31, 2026	December 31, 2025
Trade accounts receivable, net	$1,391.1	$1,357.7
Unbilled accounts receivable and other	237.2	196.3
Sales returns and allowances	(32.7)	(26.7)
Total accounts receivable, net	$1,595.6	$1,527.3

	As of
Inventory	March 31, 2026	December 31, 2025
Raw materials	$591.4	$561.1
Work-in-process	306.9	287.9
Finished goods	1,046.8	991.0
Total inventory	$1,945.1	$1,840.0

	As of
Prepaids and other current assets	March 31, 2026	December 31, 2025
Net investment in sales-type leases – short-term	$115.5	$100.9
Prepaid taxes	298.8	15.3
Other prepaids and other current assets	337.2	361.1
Total prepaids and other current assets	$751.5	$477.3

	As of
Other accrued liabilities – short-term	March 31, 2026	December 31, 2025
Income and other taxes payable	$155.7	$125.4
Accrued construction-related capital expenditures	56.6	58.3
Other accrued liabilities	435.6	412.3
Total other accrued liabilities – short-term	$647.9	$596.0

	As of
Other long-term liabilities	March 31, 2026	December 31, 2025
Income taxes payable – long-term	$220.3	$193.6
Deferred revenue – long-term	104.0	91.4
Other long-term liabilities	278.5	225.8
Total other long-term liabilities	$602.8	$510.8
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Three Months Ended March 31,
	2026	2025
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$211.3	$165.2
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$65.2	$97.8
Restricted Cash
Amounts included in restricted cash primarily relate to the Company’s insurance programs and certain employee-related benefits. The following table provides details of total cash, cash equivalents, and restricted cash as of the periods presented (in millions):

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$2,006.5	$3,368.0
Restricted cash within other current assets	30.6	24.4
Restricted cash within other assets	15.0	15.0
Total cash, cash equivalents, and restricted cash	$2,052.1	$3,407.4

NOTE 5.    REVENUE
Revenue from external customers is attributed to individual countries based on customer location. The following table presents revenue disaggregated by geography and type (in millions):

	Three Months Ended March 31,
U.S.	2026	2025
Instruments and accessories	$1,121.8	$963.8
Systems	379.8	335.9
Service	281.7	238.5
Total U.S. revenue	$1,783.3	$1,538.2

Outside of the U.S. (“OUS”)
Instruments and accessories	$564.6	$403.9
Systems	270.9	186.8
Service	152.0	124.5
Total OUS revenue	$987.5	$715.2

Total
Instruments and accessories	$1,686.4	$1,367.7
Systems	650.7	522.7
Service	433.7	363.0
Total revenue	$2,770.8	$2,253.4
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company’s system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $3.3 billion as of March 31, 2026. The remaining performance obligations are expected to be satisfied over the term of the system sale, lease, and service arrangements. Approximately half of the remaining performance obligations are expected to be recognized in the next 12 months with the remainder recognized thereafter over the term of the system sale, lease, and service arrangements, which are generally up to 5 years.
Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	March 31, 2026	December 31, 2025
Contract assets	$20.3	$15.3
Deferred revenue (1)	$663.5	$598.1

(1) On March 1, 2026, in connection with the acquisition of a business, the Company acquired deferred revenue of $20.0 million. Refer to Note 7 for further information.
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

During the three months ended March 31, 2026, the Company recognized $234 million of revenue that was included in the deferred revenue balance as of December 31, 2025. During the three months ended March 31, 2025, the Company recognized $198 million of revenue that was included in the deferred revenue balance as of December 31, 2024.
Intuitive System Leasing
The following table presents product revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended March 31,
	2026	2025
Sales-type lease revenue	$32.7	$26.5
Operating lease revenue*	$250.2	$195.2

*Variable lease revenue related to usage-based arrangements included within operating lease revenue	$157.2	$111.7
Trade Accounts Receivable
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three months ended March 31, 2026, and 2025, bad debt expense was not material.
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

	As of
	March 31, 2026	December 31, 2025
Gross lease receivables	$396.9	$317.5
Unearned income	(30.9)	(14.7)
Subtotal	366.0	302.8
Allowance for credit loss	(2.6)	(2.6)
Net investment in sales-type leases	$363.4	$300.2
Reported as:
Prepaids and other current assets	$115.5	$100.9
Intangible and other assets, net	247.9	199.3
Net investment in sales-type leases (1)	$363.4	$300.2

(1) On March 1, 2026, in connection with the acquisition of a business, the Company acquired a total of $74.0 million of net investments in sales-type leases, of which $18.8 million was included in prepaids and other current assets and $55.2 million was included in intangible and other assets, net. Refer to Note 7 for further information.

Contractual maturities of gross lease receivables as of March 31, 2026, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2026	$90.2
2027	118.6
2028	84.5
2029	60.2
2030	27.3
2031 and thereafter	16.1
Total	$396.9
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
The Company manages the credit risk of the net investment in sales-type leases using a number of factors relating to its customers, including, but not limited to, the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table summarizes the amortized cost basis by year of origination and by credit quality for the net investment in sales-type leases as of March 31, 2026 (in millions):

	2026	2025	2024	2023	2022	Prior	Net Investment
Credit Rating:
High	$24.4	$52.2	$58.0	$23.1	$25.3	$8.9	$191.9
Moderate	14.7	64.4	45.5	18.6	17.5	9.2	169.9
Low	—	—	2.1	—	1.2	0.9	4.2
Total	$39.1	$116.6	$105.6	$41.7	$44.0	$19.0	$366.0
For the three months ended March 31, 2026, and 2025, credit losses related to the net investment in sales-type leases were not material.
NOTE 7.    BUSINESS COMBINATION, GOODWILL, AND INTANGIBLE ASSETS
Business Combination
Acquisition of ab medica, Abex, Excelencia Robótica, and their Affiliates
On March 1, 2026, Intuitive acquired the da Vinci and Ion distribution businesses previously operated by ab medica, Abex, Excelencia Robótica, and their affiliates for approximately $533.1 million in cash, net of the effective settlement of existing receivables of $32.6 million. No gain or loss was recognized upon settlement, as amounts were stated at fair value. As a result of the acquisition, Intuitive assumed direct distribution responsibilities for Italy, Spain, Portugal, Malta, San Marino, and associated territories.

The preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date were as follows (in millions):

Amount
Cash	$37.5
Accounts receivable, net	94.0
Other acquired current assets	36.5
Property, plant, and equipment, net	57.1
Intangible and other assets	233.2
Goodwill	243.2
Total assets acquired	701.5

Accounts payable, accrued liabilities, and other current liabilities	72.7
Deferred tax liabilities – long-term	42.2
Other long-term liabilities	20.9
Total liabilities assumed	135.8

Fair value of assets acquired and liabilities assumed	$565.7
The purchase consideration was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. The fair value of certain assets acquired and liabilities assumed are subject to change over the measurement period as additional information is received. The Company expects to finalize the allocation of purchase consideration as soon as practicable and no later than one year from the acquisition date.
The following table summarizes the components of the intangible assets acquired and their estimated weighted-average useful lives (in millions, except years):

	Estimated Fair Values	Weighted-Average Useful Lives (in Years)
Customer relationships	$144.5	6.6
Reacquired distribution rights	12.8	0.3
Non-compete agreements	6.2	3.0
Total acquisition-related intangible assets	$163.5
The goodwill recognized is primarily attributable to the assembled workforce and the expected synergies from leveraging certain functions and activities from our other direct markets in Europe. The goodwill is not deductible for income tax purposes.
The pro forma financial information assuming the acquisition had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenue and earnings generated during the current year, were not significant for disclosure purposes.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the period presented (in millions):

Amount
Balance as of December 31, 2025	$370.3
Acquisition activity	243.2
Translation and other	(0.3)
Balance as of March 31, 2026	$613.2

Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible assets balances (in millions):

	As of March 31, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$164.6	$(156.4)	$8.2	$192.8	$(182.8)	$10.0
Customer relationships	162.1	(18.4)	143.7	28.2	(27.1)	1.1
Distribution rights and others	19.0	(3.4)	15.6	—	—	—
Total definite-lived intangible assets	$345.7	$(178.2)	$167.5	$221.0	$(209.9)	$11.1
In-process research and development	6.0	—	6.0	6.0	—	6.0
Total intangible assets	$351.7	$(178.2)	$173.5	$227.0	$(209.9)	$17.1
Amortization expense related to intangible assets was $7.1 million and $3.4 million for the three months ended March 31, 2026, and 2025, respectively.
The estimated future amortization expense related to intangible assets as of March 31, 2026, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2026	$30.8
2027	26.2
2028	24.6
2029	22.1
2030	21.5
2031 and thereafter	42.3
Total	$167.5
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
On March 31, 2024, the Court granted-in-part and denied-in-part both Intuitive’s and plaintiff’s motions for summary judgment. Trial in this matter commenced on January 6, 2025. On January 28, 2025, after the close of both plaintiff’s and Intuitive’s cases in chief, the Court found in Intuitive’s favor on all of SIS’s antitrust claims and stayed Intuitive’s counterclaims. On February 27, 2025, SIS filed a Notice of Appeal to the Ninth Circuit Court of Appeals. SIS filed its brief on July 23, 2025. The Company filed its response brief on October 29, 2025. SIS filed its reply brief on December 26, 2025. Oral argument is scheduled for June 25, 2026. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
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
With regard to this class action case, on September 7, 2023, the Court heard argument on the parties’ respective motions for summary judgment and motions related to expert testimony. On March 31, 2024, the Court granted-in-part and denied-in-part plaintiffs’ motion for summary judgment on certain market definition issues and denied Intuitive’s motion on the antitrust claims. In denying Intuitive’s motion, the Court declined to decide whether third-party companies were required to obtain 510(k) clearance for their services with respect to EndoWrist instruments, and in the absence of a formal ruling from the FDA on that question denied Intuitive’s motion for summary judgment challenging plaintiffs’ standing on that ground. There were additional rulings on the expert witness issues as well. In the summary judgment order, the Court ruled with plaintiffs that the da Vinci robot and EndoWrist instruments occupy separate product markets for antitrust purposes. The Court also ruled that there is an antitrust aftermarket for the repair and replacement of EndoWrist instruments, and that Intuitive holds monopoly power in that aftermarket. The Court denied summary judgment for plaintiffs on the issue of whether soft-tissue surgical robots constitute a relevant antitrust market or are part of a larger market that includes laparoscopic and open surgery for antitrust purposes. On July 30, 2024, the Court granted Intuitive’s motion for reconsideration, vacating those portions of the Court’s March 31, 2024, Order granting summary judgment as to the definition of a U.S. market for EndoWrist instrument repair and replacement and Intuitive’s market power in such a market. On March 31, 2025, the Court granted plaintiff’s motion for class certification. No trial date has been scheduled for this matter. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
On September 18, 2024, Restore Robotics Repairs (“Restore”) filed a complaint in the United States District Court for the Northern District of Florida alleging antitrust claims against the Company relating to the service and replacement of X/Xi EndoWrist instruments for use with the da Vinci X and Xi surgical systems. On December 9, 2024, Intuitive filed a motion to dismiss to which plaintiff responded by amending its complaint. Intuitive filed a motion to dismiss the first amended complaint on January 31, 2025. Plaintiff filed an opposition to Intuitive’s motion to dismiss on February 14, 2025, and Intuitive filed a reply on March 26, 2025. On November 7, 2025, the Court entered an Order granting Intuitive’s motion to dismiss. Plaintiff filed its notice of appeal to the 11th Circuit Court of Appeals on November 29, 2025. Restore’s initial brief was filed on February 11, 2026. Intuitive’s response is due on May 13, 2026. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	355.1	$0.4	$10,768.5	$7,011.8	$43.3	$17,824.0	$117.7	$17,941.7
Issuance of common stock through employee stock plans	2.3	—	121.8	—	—	121.8	—	121.8
Shares withheld related to net share settlement of equity awards	(0.7)	—	(10.2)	(342.1)	—	(352.3)	—	(352.3)
Share-based compensation expense related to employee stock plans	—	—	213.8	—	—	213.8	—	213.8
Repurchase and retirement of common stock	(2.3)	—	(34.0)	(1,093.5)	—	(1,127.5)	—	(1,127.5)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	821.5	—	821.5	—	821.5
Other comprehensive income (loss)	—	—	—	—	(26.8)	(26.8)	0.5	(26.3)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	4.5	4.5
Ending balance	354.4	$0.4	$11,059.9	$6,397.7	$16.5	$17,474.5	$122.7	$17,597.2

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	356.6	$0.4	$9,681.3	$6,803.3	$(51.3)	$16,433.7	$95.9	$16,529.6
Issuance of common stock through employee stock plans	2.4	—	134.3	—	—	134.3	—	134.3
Shares withheld related to net share settlement of equity awards	(0.6)	—	(7.8)	(362.3)	—	(370.1)	—	(370.1)
Share-based compensation expense related to employee stock plans	—	—	185.9	—	—	185.9	—	185.9
Net income attributable to Intuitive Surgical, Inc.	—	—	—	698.4	—	698.4	—	698.4
Other comprehensive income	—	—	—	—	24.2	24.2	0.1	24.3
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	5.3	5.3
Ending balance	358.4	$0.4	$9,993.7	$7,139.4	$(27.1)	$17,106.4	$101.3	$17,207.7
Stock Repurchase Program
Through March 31, 2026, the Board of Directors (the “Board”) has authorized an aggregate of $13.0 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in May 2025, when the Board increased the authorized amount available under the Repurchase Program to $4.0 billion, including amounts remaining under previous authorization. As of March 31, 2026, the remaining amount of share repurchases authorized by the Board under the Repurchase Program was approximately $0.6 billion.

The following table summarizes stock repurchase activities (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Shares repurchased	2.3	—
Average price per share	$489.55	$—
Value of shares repurchased	$1,127.5	$—
The Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net stock repurchases. As of March 31, 2026, excise tax of $3.2 million was accrued for shares repurchased in 2026.
Accumulated Other Comprehensive Income (Loss), Net of Tax, Attributable to Intuitive Surgical, Inc.
The components of accumulated other comprehensive income (loss), net of tax, attributable to Intuitive Surgical, Inc. are as follows (in millions):

	Three Months Ended March 31, 2026
	Gains on Hedge Instruments	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Gains	Employee Benefit Plans	Total
Beginning balance	$4.0	$30.5	$29.5	$(20.7)	$43.3
Other comprehensive income (loss) before reclassifications	6.4	(23.6)	(12.0)	(1.5)	(30.7)
Amounts reclassified from accumulated other comprehensive income	3.5	—	—	0.4	3.9
Net current-period other comprehensive income (loss)	9.9	(23.6)	(12.0)	(1.1)	(26.8)
Ending balance	$13.9	$6.9	$17.5	$(21.8)	$16.5

	Three Months Ended March 31, 2025
	Gains on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Losses	Employee Benefit Plans	Total
Beginning balance	$11.0	$(14.6)	$(33.1)	$(14.6)	$(51.3)
Other comprehensive income (loss) before reclassifications	(16.0)	29.1	5.4	—	18.5
Amounts reclassified from accumulated other comprehensive income	5.6	—	—	0.1	5.7
Net current-period other comprehensive income (loss)	(10.4)	29.1	5.4	0.1	24.2
Ending balance	$0.6	$14.5	$(27.7)	$(14.5)	$(27.1)
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications and reclassified from accumulated other comprehensive income relating to hedge instruments, available-for-sale securities, foreign currency translation gains (losses), and employee benefit plans for the three months ended March 31, 2026, and 2025, were not material to the Company’s Financial Statements.
NOTE 10.    SHARE-BASED COMPENSATION
In May 2025, the Company’s shareholders approved an amended and restated 2010 Incentive Award Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 115,350,000 to 120,350,000. As of March 31, 2026, approximately 18.1 million shares were reserved for future issuance under the Company’s stock plans, and a maximum of approximately 7.9 million of these shares can be awarded as restricted stock units (“RSUs”).

Restricted Stock Units
RSU activity under all stock plans for the three months ended March 31, 2026, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested balance as of December 31, 2025	4.7	$412.46
RSUs granted	1.7	$507.28
RSUs vested	(1.6)	$369.68
RSUs forfeited	(0.1)	$429.54
Unvested balance as of March 31, 2026	4.7	$461.40
Stock Options
Stock option activity under all stock plans for the three months ended March 31, 2026, was as follows (in millions, except per share amounts):

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share
Outstanding balance as of December 31, 2025	5.4	$208.18
Options granted	—	$—
Options exercised	(0.3)	$124.75
Options forfeited or expired	—	$240.02
Outstanding balance as of March 31, 2026	5.1	$213.19
As of March 31, 2026, options to purchase an aggregate of 4.8 million shares of common stock were exercisable at a weighted-average price of $210.11 per share.
Performance Stock Units
The Company grants performance stock units (“PSUs”) to officers and other key employees subject to three-year cliff vesting and pre-established, quantitative goals. Whether any PSUs vest, and the amount that do vest, is tied to completion of service over three years and the achievement of three equally-weighted, quantitative goals that directly align with or help drive the Company’s strategy and long-term total shareholder return.
For the three months ended March 31, 2026, the Company had four types of PSU awards: the 2023 PSU awards, the 2024 PSU awards, the 2025 PSU awards, and the 2026 PSU awards. The 2023 PSU grant metrics were focused on relative total shareholder return (“TSR”), da Vinci and Ion procedure growth in 2024 compared to 2022, and da Vinci and Ion procedure growth in 2025 compared to 2022. The 2023 PSU awards vested in the first quarter of 2026. The 2024 PSU grant metrics are focused on relative TSR, da Vinci and Ion procedure growth in 2025 compared to 2023, and da Vinci and Ion procedure growth in 2026 compared to 2023. The 2025 PSU grant metrics are focused on relative adjusted operating margin as compared to selected peers, da Vinci and Ion procedure growth in 2026 compared to 2024, and da Vinci and Ion procedure growth in 2027 compared to 2024. The 2026 PSU grant metrics are focused on relative adjusted operating margin as compared to selected peers, total procedure growth in 2027 compared to 2025, and total procedure growth in 2028 compared to 2025.
The TSR metric used in the 2023 and 2024 PSU awards is considered a market condition, and the expense is determined at the grant date. The procedure growth and relative adjusted operating margin metrics are considered performance conditions, and the expense is recorded based on the forecasted performance, which is reassessed each reporting period based on the probability of achieving the performance conditions. The number of shares earned at the end of the three-year period will vary, based on actual performance, from 0% to 125% of the target number of PSUs granted. PSUs are subject to forfeiture if employment terminates prior to the vesting date. PSUs are not considered issued or outstanding shares of the Company.
The Company calculates the fair value for each component of the PSUs individually. The fair value for the component with the TSR metric was determined using Monte Carlo simulation. The fair value per share for the components with the procedure growth metrics is equal to the closing stock price on the grant date.

PSU activity for the three months ended March 31, 2026, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2025	0.3	$374.67
Granted	0.1	$506.88
Vested	(0.1)	$241.29
Performance change	—	$285.32
Forfeited	—	$—
Unvested balance as of March 31, 2026	0.3	$482.42
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (the “ESPP”), employees purchased approximately 0.2 million shares for $83.2 million and approximately 0.2 million shares for $75.5 million during the three months ended March 31, 2026, and 2025, respectively.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense (in millions):

	Three Months Ended March 31,
	2026	2025
Cost of revenue – product	$29.3	$30.2
Cost of revenue – service	9.3	8.2
Total cost of revenue	38.6	38.4
Selling, general, and administrative	92.7	82.3
Research and development	82.0	69.0
Share-based compensation expense before income taxes	213.3	189.7
Income tax benefit	42.7	37.0
Share-based compensation expense after income taxes	$170.6	$152.7
During the three months ended March 31, 2026, and 2025, stock-based compensation expense capitalized to our Condensed Consolidated Balance Sheets was $34.9 million and $28.5 million, respectively.
The fair value of each right to acquire stock granted under the ESPP was estimated using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
ESPP
Risk-free interest rate	3.5%	4.2%
Expected term (in years)	1.2	1.2
Expected volatility	34%	30%
Fair value at grant date	$148.30	$170.50
NOTE 11.    INCOME TAXES
Income tax expense was $114.4 million, or 12.2% of income before taxes, for the three months ended March 31, 2026, compared to an income tax benefit of $35.2 million, or (5.3)% of income before taxes, for the three months ended March 31, 2025.
The effective tax rates for the three months ended March 31, 2026, and 2025, differed from the U.S. federal statutory rate of 21% primarily due to the excess tax benefits associated with employee equity plans and the federal research and development credit benefit, partially offset by state income taxes (net of the federal benefit).

The Company’s provision for income taxes for the three months ended March 31, 2026, and 2025, included excess tax benefits associated with employee equity plans of $73.3 million and $145.4 million, respectively, which reduced the Company’s effective tax rate by 7.8 and 21.8 percentage points, respectively.
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
NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$821.5	$698.4
Denominator:
Weighted-average shares outstanding used in basic calculation	354.9	357.5
Add: dilutive effect of potential common shares	4.9	7.1
Weighted-average shares outstanding used in diluted calculation	359.8	364.6
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$2.31	$1.95
Diluted	$2.28	$1.92
Share-based compensation awards of approximately 0.2 million and 0.6 million shares for the three months ended March 31, 2026, and 2025, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.
NOTE 13.     SEGMENT INFORMATION
Intuitive is committed to advancing minimally invasive care through a comprehensive ecosystem of products and services. This connected ecosystem includes systems, instruments and accessories, learning, and services connected by a digital portfolio that enables actionable digital insights across the care continuum. The systems, as well as the instruments and accessories, are primarily developed and manufactured by the Company. For the three months ended March 31, 2026, and 2025, domestic revenue accounted for 64% and 68%, respectively, of total revenue, while revenue from the Company’s OUS markets accounted for 36% and 32%, respectively, of total revenue. The Company manages the business activities on a consolidated basis and operates in one reportable segment.
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
Significant expenses within income from operations, as well as within net income, include cost of revenue, research and development, and selling, general, and administrative expenses, which are each separately presented on the Company’s Condensed Consolidated Statements of Comprehensive Income. Other segment items within net income include interest and other income, net, and income tax expense.

The Company’s long-lived assets consist primarily of property, plant, and equipment, net. As of March 31, 2026, and December 31, 2025, 81% and 80%, respectively, of long-lived assets were in the U.S. As of March 31, 2026, and December 31, 2025, no individual country other than the U.S. accounted for 10% or more of these assets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying Condensed Consolidated Financial Statements and Notes thereto. Management’s discussion and analysis of financial condition as of March 31, 2026, and results of operations for the three months ended March 31, 2026, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.
We refer to the years ended December 31, 2026, 2025, and 2024 as “2026,” “2025,” and “2024,” respectively.
Period-over-period changes are calculated based upon the respective underlying non-rounded data. Unless the context requires otherwise, we are referring to Intuitive Surgical, Inc. and its consolidated subsidiaries when we use the terms “Intuitive,” the “Company,” “we,” “our,” or “us.”
Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Statements using words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “commit,” “would,” “seek,” “potential,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to the following: statements related to future results of operations; future financial condition; the goals we share with our customers, including improving patient outcomes; our financing plans and future capital requirements; our potential tax assets or liabilities, and statements based on current expectations, estimates, forecasts, projections, and assumptions about the economies and geographic markets in which we operate; and our beliefs and assumptions regarding these economies and markets. These forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: the overall macroeconomic environment, which may impact customer spending and our costs, including tariffs, the levels of inflation, and interest rates; the conflict in Ukraine; conflicts in the Middle East, including Israel and Iran; disruption to our supply chain, including increased difficulties in obtaining a sufficient supply of materials; curtailed or delayed capital spending by hospitals; the impact of global and regional economic and credit market conditions on healthcare spending; delays in obtaining new product approvals, clearances, or certifications from the United States (“U.S.”) Food and Drug Administration (“FDA”), comparable regulatory authorities, or notified bodies; the risk of our inability to comply with complex FDA and other regulations, which may result in significant enforcement actions; regulatory approvals, clearances, certifications, and restrictions or any dispute that may occur with any regulatory body; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and customer acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions, including the recently completed acquisition of the da Vinci and Ion distribution businesses in Italy, Spain, and Portugal and the transition from a distributor to a direct sales model in those markets; intellectual property positions and litigation; risks associated with our operations and any expansion outside of the U.S.; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole- and single-sourced suppliers; the results of legal proceedings to which we are or may become a party; adverse publicity regarding us and the safety of our products and adequacy of training; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements (including changes to tariffs imposed by the U.S. on imports from various countries, including Mexico, where we currently manufacture a significant majority of our instruments and accessories, Germany, where we currently manufacture a majority of our endoscopes, and China, where we currently import certain materials); and other risks and uncertainties, including those listed under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by our other filings with the Securities and Exchange Commission (“SEC”). Our actual results may differ materially and adversely from those expressed in any forward-looking statement, and we undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.

Trademarks
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
Overview
As part of our mission, we believe that minimally invasive care is life-enhancing care. Since our founding over 30 years ago, we have been delivering on this mission by combining innovative technology with clinical expertise to advance minimally invasive care. We do so by providing a comprehensive ecosystem that includes robotic-assisted systems, instruments and accessories, customer learning, and support services all connected by a digital portfolio that enables actionable insights across the care continuum.
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
Da Vinci surgical systems enable surgeons to extend the benefits of MIS to many patients who would otherwise undergo a more invasive surgery. Our da Vinci surgical systems are designed to address certain limitations of traditional open surgical or conventional MIS approaches through enhances in visualization, precision, and ergonomics. Our da Vinci products fall into five broad categories: da Vinci surgical systems, da Vinci instruments and accessories, da Vinci stapling, da Vinci energy, and da Vinci vision. We provide a comprehensive suite of systems, learning, and services offerings that are digitally enabled and aim to reduce variability by providing dependable, consistent functionality and an integrated user experience. We have a global network of field service engineers and distributors through which we deliver a suite of services, including installation, repair, maintenance, around-the-clock technical support, and system monitoring. We also offer customized analytics and consultation to hospitals for program optimization.
We have commercialized the following da Vinci surgical systems: the da Vinci standard surgical system in 1999, the da Vinci S surgical system in 2006, the da Vinci Si surgical system in 2009, the fourth-generation da Vinci Xi surgical system in 2014, and the fifth-generation da Vinci 5 surgical system in 2024. We extended our fourth-generation platform by adding the da Vinci X surgical system, commercialized in 2017 and targeted at more cost-sensitive geographic markets.
In March 2024, we obtained FDA clearance for our da Vinci 5 surgical system, our next-generation multi-port robotic system, for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications. In October 2024, we obtained regulatory clearance in South Korea for the da Vinci 5 surgical system for use in urologic, general, gynecologic, thoracoscopic, thoracoscopically-assisted cardiotomy, and transoral otolaryngology surgical procedures. In June 2025, we obtained regulatory clearance in Japan for the da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac indications. In July 2025, we obtained European certification in accordance with the EU MDR for the da Vinci 5 surgical system for adult and pediatric use in minimally invasive endoscopic procedures across abdominopelvic and thoracoscopic surgical procedures, including urologic, gynecologic, and general laparoscopic procedures, excluding the use of force feedback. We intend to seek European certification for the use of force feedback in the future. In select geographic markets outside of the U.S. (“OUS”) where we have obtained regulatory clearance, we have launched our da Vinci 5 surgical system. As of March 31, 2026, we have an installed base of 1,464 da Vinci 5 surgical systems, of which 105 systems are located in geographic markets outside of the U.S.
Additionally, we extended our fourth-generation platform by adding the da Vinci SP surgical system, commercialized in 2018. The da Vinci SP surgical system accesses the body through a single incision, while the other da Vinci surgical systems access the body through multiple incisions. We are in the early stages of launching our da Vinci SP surgical system, and we have an installed base of 410 da Vinci SP surgical systems as of March 31, 2026. We have received FDA clearance for the da Vinci SP surgical system for urologic, colorectal, general thoracoscopic, and certain transoral procedures. Additionally, the da Vinci SP surgical system has received regulatory clearance in South Korea for a broad set of procedures. The da Vinci SP surgical system has also received regulatory clearance in Japan for the same set of procedures that are currently allowed with the da Vinci Xi surgical system in Japan. In January 2024, the da Vinci SP surgical system received European certification in accordance with Regulation (EU) 2017/745 of the European Parliament and of the Council of 5 April 2017 on medical devices (the “EU MDR”) for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, and breast surgical procedures, and we are broadening the commercialization of the da Vinci SP surgical system in additional countries and surgical specialties. In August 2024, we obtained regulatory clearance in Taiwan for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, transanal total mesorectal excision, and breast surgical procedures. We plan to seek FDA clearances for additional indications for the da Vinci SP surgical system and expand the system’s regulatory approvals (including for additional indications) in other OUS geographic markets over time. The success of the da Vinci SP surgical system is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances.
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
In 2019, we commercialized our Ion endoluminal system, which is a flexible, robotic-assisted, catheter-based platform that utilizes instruments and accessories for which the first cleared indication is minimally invasive biopsies in the lung. Our Ion system extends our commercial offering beyond surgery into diagnostic, endoluminal procedures. The system features an ultra-thin, ultra-maneuverable catheter that can articulate 180 degrees in all directions and allows navigation far into the peripheral lung and provides the stability necessary for precision in a biopsy. Many suspicious lesions found in the lung may be small and difficult to access, which can make diagnosis challenging, and Ion helps physicians obtain tissue samples from deep within the lung, which could help enable earlier diagnosis. Our Ion endoluminal system has received FDA clearance, and OUS regulatory clearances include European certification in accordance with the EU MDR, regulatory clearance in South Korea, and National Medical Products Administration (“NMPA”) regulatory clearance in China. We plan to seek additional clearances, approvals, and certifications for our Ion endoluminal system in OUS geographic markets over time.
The success of new product introductions depends on a number of factors including, but not limited to, pricing, competition, geographic market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction.
Trade and Tariffs Update
Beginning in 2025, the U.S. implemented a baseline tariff framework on most imports with higher country- and product-specific rates for certain trading partners, including Mexico, Germany, and China, among others, alongside reciprocal measures announced by other jurisdictions. In February 2026, the U.S. Supreme Court ruled that these tariffs levied under the International Emergency Economic Powers Act (“IEEPA”) are unconstitutional. As a result of this ruling, the U.S. Court of International Trade issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. On April 20, 2026, the CBP launched an online portal that can be used to submit IEEPA tariff refund requests. All requests will be reviewed by the CBP to determine validity prior to the issuance of refunds. In response to the Supreme Court’s ruling, a new 10% tariff for all imports under Section 122 of the Trade Act of 1974 was imposed. These tariffs took effect on February 24, 2026, and will remain in effect for 150 days, the maximum period that Section 122 permits without congressional action. However, previous exclusions, such as for the United States-Mexico-Canada Agreement (“USMCA”), remain in place.
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
During the three months ended March 31, 2026, tariffs and other trade measures recognized in total cost of revenue were approximately $28 million. Future changes to tariff rates and the imposition of new tariffs by the U.S. and/or other countries could result in a material impact to our results of operations. The ultimate impact of changes to tariffs and trade barriers will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade barriers that are implemented, all of which could have a material adverse effect on our business, financial condition, or results of operations.
Other Macroeconomic Environment Factors
Our future results of operations and liquidity could be materially adversely affected by uncertainties surrounding macroeconomic and geopolitical factors both in the U.S. and globally. These uncertainties include any introduction or modification of tariffs or trade barriers as well as supply chain constraints resulting from inflationary pressures, elevated interest rates, and disruptions in the commodity markets associated with conflicts, including those between Russia and Ukraine and conflicts in the Middle East, including those with Iran.
Existing tariffs and country‑specific trade requirements, including export licensing controls between major economies, may contribute to future cost inflation in certain raw materials and/or may result in supply constraints due to shipment delays or limited availability of alternative sources for critical materials used in the manufacture of our products. Elevated interest rates may also impact the ability of certain suppliers to fund necessary investments in capacity and infrastructure. Any financial distress or insolvency of suppliers, including sole- and single-sourced suppliers, could present heightened supply continuity risks.
In addition, while the conflict in the Middle East has not resulted in any material disruption to the supply of component materials that we source directly or the delivery of our products to customers, we continue to monitor supplier operations, commodity markets, and transportation-related factors, including shipping lanes. These factors could adversely affect the availability and cost of raw materials sourced by our direct suppliers, as well as the cost and timing of transporting our products to customers.
We are also experiencing increasing lead times and cost pressures for certain semiconductor materials, including memory, driven by accelerated demand associated with data processing and storage applications. While these dynamics have not had a material impact on our business to date, they may result in material cost pressures and supply constraints in future periods.
Although incidents of cybersecurity breaches have not significantly impacted our supply chain to date, such risks continue to be actively monitored given their potential to disrupt supplier operations and logistics networks. We have mitigation measures in place intended to address potential supply chain disruptions and their impact on our operations.
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
Da Vinci Surgical Systems
Multi-port
•In March 2026, we obtained FDA clearance for updates to our force feedback instruments used with our da Vinci 5 surgical system, including approval for extended instrument lives. Five of the six force feedback instruments were cleared for up to 15 uses, while the remaining instrument was cleared for up to 10 uses. Following this clearance, as we increase manufacturing volumes of these force feedback instruments, they will become broadly available for use with our da Vinci 5 surgical system.
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
Single-port
•In December 2025, we obtained FDA clearance for the use of our da Vinci SP surgical system in cholecystectomy, inguinal hernia repair, appendectomy, and nipple sparing mastectomy (NSM) procedures. In May 2025, we obtained FDA clearance for the use of our da Vinci SP surgical system in transanal local excision/resection, a form of minimally invasive surgery performed through a natural orifice to avoid abdominal surgical incisions, for select procedures. In December 2024, we obtained FDA clearance for the use of our da Vinci SP surgical system in colorectal surgical procedures. In July 2024, we obtained FDA clearance for the use of our da Vinci SP surgical system in general thoracoscopic surgical procedures.
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
In June 2023, the China National Health Commission published the 14th five-year plan quota for major medical equipment to be sold in China on its official website (the “2023 Quota”). Under the original 2023 Quota, the government will allow for the sale of 559 new surgical robots into China, which could include da Vinci surgical systems as well as surgical systems introduced by others. As of March 31, 2026, including systems that were sold in prior quarters, we have placed 166 da Vinci surgical systems under the original 2023 Quota and 5 da Vinci surgical systems under special approval. Future sales of da Vinci surgical systems under this and any previously published open quotas are uncertain, as they are open to other medical device companies that have introduced robotic-assisted surgical systems and are dependent on hospitals completing a tender process and receiving associated approvals. Our ability to track the number of systems that could be sold under these quotas in the future is limited by provincial and national agencies making such information publicly available.
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
The Japanese Ministry of Health, Labor, and Welfare (“MHLW”) considers reimbursement for procedures in April of even-numbered years. The process for obtaining reimbursement requires Japanese university hospitals and surgical societies, with our support, to seek reimbursement. There are multiple pathways to obtain reimbursement for procedures, including those that require in-country clinical and economic data. In April 2026, an additional seven da Vinci procedures were granted reimbursement, including inguinal hernia repair, effective in June 2026. Furthermore, certain rectal robotic-assisted procedures have been granted higher reimbursement, as compared to rectal laparoscopic procedure reimbursements. In addition, the MHLW recently introduced incremental reimbursement for hospitals that exceed robotic-assisted procedure volumes of 200 qualifying cases per year. The additional reimbursed procedures have varying levels of conventional laparoscopic penetration and will generally be reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these additional procedures, there can be no assurance that the adoption pace for these procedures will be similar to prostatectomy or partial nephrectomy, given their higher reimbursement, or any other da Vinci procedure.
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

First Quarter 2026 Operational and Financial Highlights
•Total revenue increased by 23% to $2.77 billion for the three months ended March 31, 2026, compared to $2.25 billion for the three months ended March 31, 2025.
•Approximately 847,000 da Vinci procedures were performed during the three months ended March 31, 2026, an increase of 16% compared to approximately 732,000 da Vinci procedures for the three months ended March 31, 2025.
•Approximately 42,700 Ion procedures were performed during the three months ended March 31, 2026, an increase of 39% compared to approximately 30,700 Ion procedures for the three months ended March 31, 2025.
•Instruments and accessories revenue increased by 23% to $1.69 billion for the three months ended March 31, 2026, compared to $1.37 billion for the three months ended March 31, 2025.
•Systems revenue increased by 24% to $651 million for the three months ended March 31, 2026, compared to $523 million during the three months ended March 31, 2025.
•431 da Vinci surgical systems were placed during the three months ended March 31, 2026, an increase of 17% compared to 367 systems during the three months ended March 31, 2025. The first quarter 2026 da Vinci surgical system placements included 232 da Vinci 5 systems compared to 147 systems in the first quarter of 2025.
•As of March 31, 2026, we had a da Vinci surgical system installed base of approximately 11,395 systems, an increase of 12% compared to an installed base of approximately 10,189 systems as of March 31, 2025.
•Utilization of da Vinci surgical systems, measured in terms of procedures per system per year, increased 3% relative to the first quarter of 2025.
•52 Ion systems were placed during the three months ended March 31, 2026, an increase of 6% compared to 49 systems during the three months ended March 31, 2025.
•As of March 31, 2026, we had an Ion system installed base of approximately 1,041 systems, an increase of 22% compared to an installed base of approximately 853 systems as of March 31, 2025.
•Gross profit as a percentage of revenue was 66.1% for the three months ended March 31, 2026, compared to 64.7% for the three months ended March 31, 2025.
•Operating income increased by 48% to $855 million for the three months ended March 31, 2026, compared to $578 million during the three months ended March 31, 2025. Operating income included $213 million and $190 million of share-based compensation expense related to employee stock plans and $7.1 million and $8.5 million of intangible asset-related charges for the three months ended March 31, 2026, and 2025, respectively.
•During the three months ended March 31, 2026, we repurchased 2.3 million shares of our common stock with an aggregate value of $1.13 billion.
•As of March 31, 2026, we had $7.98 billion in cash, cash equivalents, and investments, compared to $9.03 billion as of December 31, 2025. Cash, cash equivalents, and investments decreased by $1.05 billion, primarily driven by cash used for repurchases of common stock and the acquisition of a business, partially offset by cash generated from operations.

Results of Operations
Procedures
We measure the value of procedures performed using our systems based on the benefits they deliver to patients, physicians and care teams, hospital customers, and healthcare systems. We believe that adoption of robotic-assisted procedures occurs by procedure and by country and is driven, over the long term, by the value that our products and services deliver to these stakeholders compared to the next-best alternative treatment options. The combination of our leading-edge technology and clinical expertise with a comprehensive ecosystem of services and support allows us to deliver differentiated outcomes.
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
The following table summarizes the approximate number of procedures performed on da Vinci surgical systems in the US and OUS for the periods presented (amounts shown in thousands):

	Three Months Ended March 31,		% Change
	2026	2025	2026	2025
U.S.	528	465	14%	13%
OUS	319	267	19%	24%
Total Procedures	847	732	16%	17%
Overall. Total da Vinci procedures performed by our customers grew approximately 16% for the three months ended March 31, 2026, compared to approximately 17% for the three months ended March 31, 2025. The first quarter 2026 procedure growth was largely attributable to growth in U.S. general surgery procedures and OUS procedures.
U.S. Procedures. U.S. da Vinci procedures grew approximately 14% for the three months ended March 31, 2026, compared to approximately 13% for the three months ended March 31, 2025. The first quarter 2026 U.S. procedure growth was largely attributable to strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and appendectomy procedures, as well as growth in gynecological procedures. The number of U.S. da Vinci bariatric procedures performed declined approximately 10% in the first quarter of 2026 compared to the first quarter of 2025.
OUS Procedures. OUS da Vinci procedures grew approximately 19% for the three months ended March 31, 2026, compared to approximately 24% for the three months ended March 31, 2025. The first quarter 2026 OUS procedure growth was driven by growth in general surgery procedures, most notably colorectal, hernia repair, and cholecystectomy procedures; urologic procedures, most notably prostatectomy and partial nephrectomy procedures; and gynecologic procedures, most notably hysterectomy procedures. The first quarter 2026 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. We saw strong procedure growth in India, the United Kingdom, South Korea, Italy, and Germany during the first quarter of 2026. In China and Japan, the procedure growth rates were lower in the first quarter of 2026 compared to the first quarter of 2025, which reflects lower da Vinci surgical systems placed in these countries in recent quarters. We believe that growth in these global geographic markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures as well as increased surgeon training.
Ion Procedures
The adoption of robotic-assisted bronchoscopy using the Ion endoluminal system has the potential to grow if it can offer greater patient value than non-Ion alternatives and competitive total economics for healthcare providers.
In the three months ended March 31, 2026, approximately 42,700 biopsy procedures were performed by our customers with Ion systems, compared to approximately 30,700 in the three months ended March 31, 2025. The growth in our overall procedure volume reflects a larger installed base of approximately 1,041 systems, an increase of 22% compared to the installed base of approximately 853 systems as of March 31, 2025. Currently, the vast majority of Ion biopsy procedures are performed in the U.S.
System Demand
System placements are driven by procedure growth in most geographic markets. In some markets, system placements are constrained by regulation. In geographies where da Vinci procedure adoption is in an early stage or system placements are constrained by regulation, system sales will precede procedure growth.
The following table summarizes our da Vinci and Ion placements during the periods presented (amounts shown in ones):

	Three Months Ended March 31,
	2026	2025
Da Vinci Surgical System Placements by Region
U.S. unit placements	226	204
OUS unit placements	205	163
Total unit placements (1)	431	367
________
(1) Includes the following number of units involving trade-ins:	119	67

Ion System Placements by Region
U.S. unit placements	39	45
OUS unit placements	13	4
Total unit placements	52	49
During the first quarter of 2026, 431 da Vinci surgical systems were placed compared to 367 systems in the first quarter of 2025. By geography, 226 systems were placed in the U.S., 117 in Europe, 62 in Asia, and 26 in other geographic markets during the first quarter of 2026, compared to 204 systems placed in the U.S., 88 in Europe, 52 in Asia, and 23 in other geographic markets during the first quarter of 2025. The increase in system placements reflects continued demand for additional capacity by our customers as a result of procedure growth as well as increased demand for our da Vinci 5 system, including the impact from customers trading in fourth-generation da Vinci systems. During the first quarter of 2026, we placed 232 da Vinci 5 systems, compared to 147 systems in the first quarter of 2025.
As of March 31, 2026, we had a da Vinci surgical system installed base of approximately 11,395 systems compared to approximately 10,189 systems as of March 31, 2025. By geography, 6,477 systems were in the U.S., 2,257 in Europe, 2,049 in

Asia, and 612 in the rest of the world. The incremental system installed base reflects continued procedure growth and further customer validation that robotic-assisted surgery addresses their Quintuple Aim objectives.
During the first quarter of 2026, 52 Ion systems were placed compared to 49 systems in the first quarter of 2025. By geography, 39 systems were placed in the U.S., 9 in Europe, 2 in Asia, and 2 in other geographic markets during the first quarter of 2026, compared to 45 systems placed in the U.S., 3 in Europe, and 1 in other geographic markets during the first quarter of 2025. In the U.S., where we estimate that penetration of lung biopsy has exceeded the halfway point, our customers’ focus has begun to shift from increasing capacity to increasing utilization of their existing systems. As of March 31, 2026, we had an Ion system installed base of approximately 1,041 systems, compared to approximately 853 systems as of March 31, 2025.
We continue to see some customers challenged by lower public funding of healthcare in certain geographic markets and other financial pressures. As a result, we expect our customers to continue to be cautious about their overall capital spending. In addition, system demand in China has been adversely affected by increasing competition from domestic robotic-assisted surgical system manufacturers as well as a broader central government focus on systematic governance. Targeting the healthcare sector, this campaign was initially launched by the Chinese government in July 2023 and has resulted in heightened scrutiny by medical institutions with respect to initiating tenders, with some tenders being canceled or delayed without a timeline. In the first quarter of 2026, the competitive dynamics in China, various measures related to industrial policy, and the effects of this campaign contributed to fewer systems being placed in China than we anticipated. Currently, the extent and impact of the competitive dynamics in China, any additional measures related to industrial policy, and this campaign on our business remain uncertain.
We expect that future placements of da Vinci surgical systems will be impacted by a number of factors: supply chain risks; economic and geopolitical factors; inflationary pressures; high interest rates; hospital staffing constraints; procedure growth rates; evolving system utilization and point-of-care dynamics; capital replacement trends, including a declining number of older generation systems available for trade-in transactions; additional reimbursements in various global geographic markets, such as in Japan; the timing around governmental tenders and authorizations, as well as governmental actions impacting the tender process, such as the governance campaign in China; hospitals’ response to the evolving healthcare environment; the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci 5, da Vinci X, da Vinci Xi, and da Vinci SP surgical systems and related instruments; and the customer response.
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
Distribution Channels
We sell our products and services through direct sales organizations in the U.S., Europe (excluding Greece and Eastern European countries), China (through our majority-owned joint ventures, Intuitive Surgical-Fosun Medical Technology (Shanghai) Co., Ltd. and Intuitive Surgical-Fosun (HongKong) Co., Ltd. (collectively, the “Joint Venture”), with Fosun Pharma), Japan, South Korea, India, Taiwan, and Canada. In the U.S. (for some government customers), China, and Japan, we also utilize certain distributors in addition to our direct sales organizations. In the remainder of our OUS geographic markets, we provide our products for sale through distributors.
Seasonality
More than half of the da Vinci procedures performed are for benign conditions, most notably cholecystectomies, hernia repairs, and hysterectomies. These benign procedures and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life-threatening conditions. Seasonality in the U.S. for procedures for benign conditions typically results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Seasonality outside of the U.S. varies and is more pronounced around local holidays and vacation periods, which have lower procedure volume.

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
The following table summarizes our da Vinci and Ion system placements under leasing arrangements for the periods presented (amounts in ones):

	Three Months Ended March 31,
	2026	2025
Da Vinci Surgical System Placements under Leasing Arrangements
Fixed-payment operating lease arrangements	125	91
Usage-based operating lease arrangements	118	107
Total da Vinci surgical system placements under operating lease arrangements	243	198
% of Total da Vinci surgical system placements	56%	54%
Sales-type lease arrangements	13	10
Total da Vinci surgical system placements under leasing arrangements	256	208

Ion System Placements under Leasing Arrangements
Fixed-payment operating lease arrangements	22	14
Usage-based operating lease arrangements	14	15
Total Ion system placements under operating lease arrangements	36	29
% of Total Ion system placements	69%	59%
Sales-type lease arrangements	—	3
Total Ion system placements under leasing arrangements	36	32
Variable lease revenue recognized from usage-based operating lease arrangements has been included in our operating lease metrics herein. Operating lease revenue has grown at a faster rate than overall systems revenue and was $250 million and $195 million for the three months ended March 31, 2026, and 2025, respectively, of which $157 million and $112 million, respectively, was variable lease revenue related to our usage-based operating lease arrangements.
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
The following table summarizes our da Vinci and Ion systems installed base under operating leasing arrangements as of the periods presented (amounts in ones):

	As of
	March 31, 2026	March 31, 2025
Da Vinci Surgical System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	1,477	1,308
Usage-based operating lease arrangements	1,848	1,598
Total da Vinci surgical system installed base under operating lease arrangements	3,325	2,906

Ion System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	112	124
Usage-based operating lease arrangements	268	210
Total Ion system installed base under operating lease arrangements	380	334
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
For some operating lease arrangements, our customers are provided with the right to purchase the leased system at certain points during and/or at the end of the lease term. Revenue generated from customer purchases of systems under operating lease arrangements (“Lease Buyouts”) was $51 million and $39 million for the three months ended March 31, 2026, and 2025, respectively. We expect that revenue recognized from customer exercises of buyout options will fluctuate based on the timing of when, and if, customers choose to exercise such buyout options.
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
The da Vinci surgical system generally sells for between $0.6 million and $3.1 million (generally inclusive of one year of service), depending on the model, configuration, and geography, and represents a significant capital equipment investment for our customers when purchased. Our instruments and accessories have limited lives and will either expire or wear out as they are used in surgery, at which point they need to be replaced. We generally earn between $900 and $3,700 of instruments and accessories revenue per surgical procedure performed, depending on the type and complexity of the specific procedures performed and the number and type of instruments used. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $95,000 and $225,000, depending on the configuration of the underlying system and the composition of the services offered under the contract. Our system sale arrangements generally include a five-year period of service, with the first year of service generally included in the selling price of the system. These service contracts have generally been renewed at the end of the initial contractual service periods.
We generate revenue from our Ion endoluminal system in a business model consistent with the da Vinci surgical system model described above. We generate up-front revenue from the placement of Ion systems through sales or sales-type lease arrangements and recurring revenue over time through fixed-payment or usage-based operating lease arrangements. We also earn recurring revenue from the sale of instruments, accessories, and services. The Ion endoluminal system generally sells for between $500,000 and $815,000 (generally inclusive of one year of service). Our instruments and accessories have limited lives and will either expire or wear out as they are used in procedures, at which point they need to be replaced. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $55,000 and $70,000.
Additionally, as part of our ecosystem of products and services, we provide a portfolio of learning offerings and digital solutions. We do not currently generate material revenue from these offerings.
The following table summarizes our revenue for the periods presented (amounts in millions):

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Revenue
Instruments and accessories	$1,686.4	$1,367.7	$318.7	23%
Systems	650.7	522.7	128.0	24%
Total product revenue	2,337.1	1,890.4	446.7	24%
Service	433.7	363.0	70.7	19%
Total revenue	$2,770.8	$2,253.4	$517.4	23%

U.S.	$1,783.3	$1,538.2	$245.1	16%
OUS	987.5	715.2	272.3	38%
Total revenue	$2,770.8	$2,253.4	$517.4	23%
% of Revenue — U.S.	64%	68%
% of Revenue — OUS	36%	32%
We generally sell our products and services in local currencies where we have direct distribution channels. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 29% and 25% for the three months ended March 31, 2026, and 2025, respectively. Fluctuations in foreign currency exchange rates had a favorable impact on OUS total revenue of $36 million and $8 million for the three months ended March 31, 2026, and 2025, respectively. The impact of foreign currency exchange rate fluctuations was calculated by comparing the USD value of foreign-currency-denominated transactions translated at exchange rates in effect during the period in which each order was recorded to the USD value of those same transactions translated at exchange rates in effect during the comparable prior-year period, net of the impacts from foreign currency hedges.
We believe that U.S. revenue has historically accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in OUS geographic markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.
Product Revenue
Instruments and accessories revenue increased by 23% to $1.69 billion for the three months ended March 31, 2026, compared to $1.37 billion for the three months ended March 31, 2025. The increase in instruments and accessories revenue was primarily driven by approximately 16% higher da Vinci procedure volume, customer buying patterns, and approximately 39% higher Ion procedure volume. The first quarter 2026 U.S. da Vinci procedure growth was approximately 14%, driven primarily by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and appendectomy procedures, as well as growth in gynecological procedures. The number of U.S. da Vinci bariatric procedures performed declined approximately 10% in the first quarter of 2026 compared to the first quarter of 2025. The first quarter 2026 OUS da Vinci procedure growth was approximately 19%, driven by growth in general surgery procedures, most notably colorectal, hernia repair, and cholecystectomy procedures; urologic procedures, most notably prostatectomy and partial nephrectomy procedures; and gynecologic procedures, most notably hysterectomy procedures. Geographically, the first quarter 2026 OUS da Vinci procedure growth was driven by several geographic markets with particular strength in India, the United Kingdom, South Korea, Italy, and Germany.
Systems revenue increased by 24% to $651 million for the three months ended March 31, 2026, compared to $523 million for the three months ended March 31, 2025. The higher first quarter 2026 system revenue was primarily driven by an increase in da Vinci system placements, partially offset by an increase in the proportion of da Vinci system placements under operating leases; higher operating lease revenue; and higher ASPs in the first quarter of 2026, driven by an increase in da Vinci 5 sales.
Operating lease revenue, including the contribution from Ion systems, was $250 million for the three months ended March 31, 2026, of which $157 million was variable lease revenue related to usage-based arrangements, compared to $195 million for the three months ended March 31, 2025, of which $112 million was variable lease revenue related to usage-based arrangements. Revenue from Lease Buyouts was $51 million for the three months ended March 31, 2026, compared to $39 million for the three months ended March 31, 2025. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise buyout options embedded in their leases.
The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements, Ion systems, and the impact of specified-price trade-in rights, was approximately $1.74 million for the three months ended March 31, 2026, compared to approximately $1.62 million for the three months ended March 31, 2025. The higher first quarter 2026 ASP was largely driven by favorable product mix, including from da Vinci 5 sales, partially offset by an unfavorable geographical mix. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue increased by 19% to $434 million for the three months ended March 31, 2026, compared to $363 million for the three months ended March 31, 2025. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue and favorable product mix, including from da Vinci 5 system placements.
Recurring Revenue
Recurring revenue represents the revenue recognized from instruments and accessories, service, and operating lease arrangements. Recurring revenue is an operating measure that we use to assess the strength of our installed base, system utilization, and procedure adoption.
Recurring revenue during the periods presented was as follows:

	Three Months Ended March 31,
	2026	2025
Instruments and accessories revenue	$1,686.4	$1,367.7
Service revenue	433.7	363.0
Operating lease revenue	250.2	195.2
Total recurring revenue	$2,370.3	$1,925.9
% of Total revenue	86%	85%

Gross Profit
Product
Our product gross profit during the periods presented was as follows (dollars in millions):

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Product gross profit (1)	$1,557.1	$1,219.7	$337.4	28%
Product gross profit margin	66.6%	64.5%
________
(1) Includes the following expenses:
Share-based compensation	$29.3	$30.2	$(0.9)	(3)%
Intangible asset amortization	$5.8	$2.2	$3.6	164%
Product gross profit margin increased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by product cost reductions, fixed overhead leverage, and lower logistics costs, partially offset by higher tariff expenses. Our capital expenditures increased in 2024 and 2025, as we continued to build the infrastructure needed to scale our business and, as a result, depreciation expense increased in the three months ended March 31, 2026. We expect depreciation expense to continue to increase in the remainder of 2026. Additionally, in connection with the acquisition of a business in the first quarter of 2026, we expect amortization of intangible assets to continue to increase through the remainder of 2026.
In 2025, new and incremental tariffs were imposed on goods imported to the U.S. We import raw materials and finished goods from sources outside of the U.S., which were subject to tariffs, including but not limited to our endoscopes, which are primarily manufactured in Germany. In 2026, there were changes to the tariffs imposed on goods imported to the U.S. The ultimate impact of tariffs will depend on various factors, including the amount, scope, timing, and nature of the tariffs imposed.
Service
Our service gross profit during the periods presented was as follows (dollars in millions):

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Service gross profit (1)	$273.4	$238.0	$35.4	15%
Service gross profit margin	63.0%	65.6%
________
(1) Includes the following expenses:
Share-based compensation expense	$9.3	$8.2	$1.1	13%
Intangible asset amortization	$0.8	$0.2	$0.6	300%
Service gross profit margin decreased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by higher costs associated with our da Vinci 5 surgical system, incremental fixed costs, including depreciation expense, higher excess and obsolete inventory changes, and higher tariff expenses, partially offset by a favorable repair parts mix. Additionally, in connection with the acquisition of a business, we expect amortization of intangible assets to continue to increase in the remainder of 2026.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, trade show expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general, and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Selling, general, and administrative (1)	$613.3	$563.4	$49.9	9%
% of Total revenue	22%	25%
________
(1) Includes the following expenses:
Share-based compensation	$92.7	$82.3	$10.4	13%
Intangible asset amortization	$0.2	$0.5	$(0.3)	(60)%
Selling, general, and administrative expenses for the three months ended March 31, 2026, increased compared to the three months ended March 31, 2025, primarily due to higher personnel-related expenses, driven by an increase in headcount and higher employee compensation, including share-based compensation expense and variable compensation expense, partially offset by lower legal expenses.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the research and design, development, testing, and significant enhancement of our products. Our main product development initiatives include multi-port, Ion, and SP platform investments as well as digital products and services and various research projects.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Research and development (1)	$361.9	$316.2	$45.7	14%
% of Total revenue	13%	14%
________
(1) Includes the following expenses:
Share-based compensation	$82.0	$69.0	$13.0	19%
Intangible asset-related charges	$0.3	$5.6	$(5.3)	(95)%
Research and development expenses for the three months ended March 31, 2026, increased compared to the three months ended March 31, 2025, primarily driven by higher direct project costs incurred to support an expanded portfolio of product development initiatives, as well as increased personnel‑related expenses, including share‑based compensation, driven by higher headcount. The increase was partially offset by lower intangible asset-related charges.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

Interest and Other Income, Net
Interest and other income, net during the periods presented was as follows (dollars in millions):

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Interest and other income, net	$85.1	$90.4	$(5.3)	(6)%
% of Total revenue	3%	4%
Interest and other income, net, for the three months ended March 31, 2026, decreased compared to the three months ended March 31, 2025, primarily driven by lower interest income on reduced average cash and investment balances, largely driven by cash used for stock repurchases and the acquisition of a business during the three months ended March 31, 2026. This decrease was partially offset by lower unrealized foreign exchange losses, net of the impacts of derivatives and hedging.
Income Tax Expense (Benefit)
Income tax expense (benefit) during the periods presented was as follows (dollars in millions):

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Income tax expense (benefit)	$114.4	$(35.2)	$149.6	(425)%
Effective income tax rate	12.2%	(5.3)%
The change in our income taxes for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to lower excess tax benefits, as discussed below, and lower federal research and development credit benefits, partially offset by lower taxes on foreign earnings.
Our provision for income taxes for the three months ended March 31, 2026, and 2025, included excess tax benefits associated with employee equity plans of $73.3 million and $145.4 million, respectively, which reduced our effective tax rate by 7.8 and 21.8 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under GAAP, which results in increased income tax expense volatility.
In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate (“Pillar Two”). The OECD issued Pillar Two model rules and continues to release guidance on these rules. Many countries have adopted new tax laws to align with the global minimum tax. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and we do not expect a material impact to our tax provision in 2026.
In January 2026, the OECD released administrative guidance recognizing the U.S. minimum tax regime and introducing a “side-by-side” package intended to exempt U.S.-parented groups from Pillar Two minimum taxes imposed by foreign jurisdictions on U.S. earnings. Although full adoption of the guidance is expected to eliminate this exposure with respect to the U.S. jurisdiction, laws to implement the framework have not been enacted in all relevant countries. Accordingly, our financial results reflect the laws enacted and in effect as of March 31, 2026, which did not have a material impact on our tax provision as of March 31, 2026.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The changes introduced by OBBBA are not expected to have a material impact on our effective tax rate for 2026.
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

Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
Our principal source of liquidity is cash provided by our operations. Cash and cash equivalents plus short- and long-term investments decreased by $1.05 billion to $7.98 billion as of March 31, 2026, from $9.03 billion as of December 31, 2025, primarily as a result of cash used for repurchases of common stock and the acquisition of a business, partially offset by cash generated from operations.
Our cash requirements depend on numerous factors, including customer acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to continue to devote substantial resources to expand procedure adoption and acceptance of our products. We have made substantial investments in our commercial operations, product development activities, facilities, and intellectual property. Based on our business model, we anticipate that we will continue to be able to fund future growth through cash provided by our operations. We believe that our current cash, cash equivalents, and investment balances, together with income to be derived from our business, will be sufficient to meet our liquidity requirements for the foreseeable future. However, we may experience reduced cash flow from operations as a result of macroeconomic and geopolitical headwinds.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the year ended December 31, 2025, for discussion on the impact of interest rate risk and market risk on our investment portfolio.
Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$911.9	$581.6
Investing activities	(914.5)	213.5
Financing activities	(1,353.7)	(235.8)
Effect of exchange rates on cash, cash equivalents, and restricted cash	1.0	(4.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,355.3)	$554.8
Operating Activities
For the three months ended March 31, 2026, net cash provided by operating activities of $0.91 billion exceeded our net income of $0.83 billion, primarily due to the following factors:
1.Our net income included non-cash charges of $731 million, consisting primarily of deferred income tax expense of $339 million, driven by accelerated deductions for previously capitalized research and development expenditures; share-based compensation of $210 million; and depreciation expense and losses on the disposal of property, plant, and equipment of $179 million.
2.Changes in operating assets and liabilities resulted in $645 million of cash used in operating activities during the three months ended March 31, 2026. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $267 million, primarily to address the growth in our business, including the expansion of our leasing business, and to mitigate risks of disruption that could arise from global supply chain shortages. Refer to Note 4 to the Financial Statements for further details in the supplemental cash flow information. Prepaids and other assets increased by $269 million, primarily driven by an increase in prepaid taxes caused by the aforementioned accelerated deductions, which will reduce the Company’s future income taxes paid. Accrued compensation and employee benefits decreased by $285 million, primarily due to payments for 2025 incentive compensation and employee stock purchases. The unfavorable impact of these items on cash provided by operating activities was partially offset by an increase in accounts payable of $74 million, primarily due to the timing of inventory receipts, invoicing, and payments, and an increase in deferred revenue of $46 million, primarily due to the timing of billings of service arrangements.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026, consisted primarily of cash used in the acquisition of a business of $528 million, as well as $329 million paid for the purchases of investments, net of maturities of investments. We also used $103 million for purchases of property, plant, and equipment. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in money market funds, U.S.

treasury and U.S. government agency securities, high-quality corporate notes and bonds, commercial paper, non-U.S. government agency securities, and taxable and tax-exempt municipal notes.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026, consisted primarily of cash used for the repurchase of 2.3 million shares of our common stock for $1.12 billion and taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $352 million, partially offset by cash proceeds from stock option exercises and employee stock purchases of $122 million.
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
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our critical accounting estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no new or material changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, that are of significance, or potential significance, to us.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2026, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information included in Note 8 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended March 31, 2026:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
January 1 to January 31, 2026	—	$—	—	$1.7	billion
February 1 to February 28, 2026	1,357,468	$491.83	1,357,468	$1.1	billion
March 1 to March 31, 2026	945,757	$486.28	945,757	$0.6	billion
Total during quarter ended March 31, 2026	2,303,225	$489.55	2,303,225
(1) Represents the cumulative amount remaining for stock repurchases under the Board-authorized Repurchase Program established in March 2009 (the “Repurchase Program”). In May 2025, the Board increased the aggregate amount authorized under the Repurchase Program to $4.0 billion. Authorizations under the Repurchase Program do not expire.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Plans
On January 27, 2026, Amy L. Ladd, M.D., a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Ladd’s trading plan provides for the potential sale of up to 619 shares of the Company’s common stock until January 29, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
On January 27, 2026, Keith R. Leonard Jr., a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Mr. Leonard’s trading plan provides for the potential exercise and sale of up to 4,656 shares of the Company’s common stock subject to stock options until January 27, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
On January 28, 2026, Jami Dover Nachtsheim, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Ms. Nachtsheim’s trading plan provides for the potential exercise and sale of up to 2,235 shares of the Company’s common stock subject to stock options until March 15, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
On January 29, 2026, Gary H. Loeb, the Company’s Executive Vice President and Chief Legal and Compliance Officer, adopted a Rule 10b5-1 trading plan. Mr. Loeb’s trading plan provides for the potential sale of up to 2,800 shares of the Company’s common stock until January 29, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
On January 30, 2026, Amal M. Johnson, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Ms. Johnson’s trading plan provides for the potential exercise and sale of up to 12,472 shares of the Company’s common stock subject to stock options until January 30, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
On February 5, 2026, Craig H. Barratt, Ph.D., a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Barratt’s trading plan provides for the potential exercise and sale of up to 4,635 shares of the Company’s common stock subject to stock options until March 15, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
On March 12, 2026, David J. Rosa, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Mr. Rosa’s trading plan provides for the potential exercise and sale of up to 45,750 shares of the Company’s common stock subject to stock options until August 15, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
On March 13, 2026, Jamie E. Samath, the Company’s Executive Vice President, Chief Financial Officer and Enterprise Technology Leader, adopted a Rule 10b5-1 trading plan. Mr. Samath’s trading plan provides for the potential sale of up to 23,171 shares of the Company’s common stock, including the potential exercise and sale of up to 7,805 shares of the Company’s common stock subject to stock options, until May 20, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.

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
Date: April 22, 2026