Form 10-Q
period 2026-06-30
INTUITIVE SURGICAL INC
filed 2026-07-21
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 353,278,038 shares of Common Stock, $0.001 par value per share, outstanding as of July 16, 2026.

INTUITIVE SURGICAL, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,760.4	$3,368.0
Short-term investments	2,455.8	2,566.9
Accounts receivable, net	1,673.2	1,527.3
Inventory	2,028.7	1,840.0
Prepaids and other current assets	624.6	477.3
Total current assets	9,542.7	9,779.5
Property, plant, and equipment, net	5,551.5	5,342.4
Long-term investments	3,409.3	3,099.2
Deferred tax assets	652.4	1,018.6
Intangible and other assets, net	1,140.1	848.7
Goodwill	580.6	370.3
Total assets	$20,876.6	$20,458.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277.2	$255.1
Accrued compensation and employee benefits	425.7	648.4
Deferred revenue	549.4	506.7
Other accrued liabilities	670.6	596.0
Total current liabilities	1,922.9	2,006.2
Other long-term liabilities	656.0	510.8
Total liabilities	2,578.9	2,517.0
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; zero shares issued and outstanding as of June 30, 2026, and December 31, 2025	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 353.9 shares and 355.1 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	0.4	0.4
Additional paid-in capital	11,325.0	10,768.5
Retained earnings	6,837.2	7,011.8
Accumulated other comprehensive income	5.8	43.3
Total Intuitive Surgical, Inc. stockholders’ equity	18,168.4	17,824.0
Noncontrolling interest in joint venture	129.3	117.7
Total stockholders’ equity	18,297.7	17,941.7
Total liabilities and stockholders’ equity	$20,876.6	$20,458.7
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions (except per share amounts)	2026	2025	2026	2025
Revenue:
Product	$2,419.9	$2,048.8	$4,757.0	$3,939.2
Service	472.4	391.2	906.1	754.2
Total revenue	2,892.3	2,440.0	5,663.1	4,693.4
Cost of revenue:
Product	777.0	686.2	1,557.0	1,356.9
Service	154.9	135.9	315.2	260.9
Total cost of revenue	931.9	822.1	1,872.2	1,617.8
Gross profit	1,960.4	1,617.9	3,790.9	3,075.6
Operating expenses:
Selling, general, and administrative	617.9	561.2	1,231.2	1,124.6
Research and development	370.6	313.3	732.5	629.5
Total operating expenses	988.5	874.5	1,963.7	1,754.1
Income from operations	971.9	743.4	1,827.2	1,321.5
Interest and other income, net	82.7	88.7	167.8	179.1
Income before taxes	1,054.6	832.1	1,995.0	1,500.6
Income tax expense	231.4	167.9	345.8	132.7
Net income	823.2	664.2	1,649.2	1,367.9
Less: net income attributable to noncontrolling interest in joint venture	5.1	5.8	9.6	11.1
Net income attributable to Intuitive Surgical, Inc.	$818.1	$658.4	$1,639.6	$1,356.8
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$2.31	$1.84	$4.63	$3.79
Diluted	$2.29	$1.81	$4.57	$3.72
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	354.1	358.5	354.5	358.0
Diluted	357.3	364.1	358.5	364.4
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on hedge instruments	$3.1	$(15.3)	$13.0	$(25.7)
Unrealized gains (losses) on available-for-sale securities	(18.7)	7.4	(42.3)	36.5
Foreign currency translation gains (losses)	6.2	38.1	(5.3)	43.6
Employee benefit plan adjustments	0.2	0.2	(0.9)	0.3
Other comprehensive income (loss)	(9.2)	30.4	(35.5)	54.7
Total comprehensive income	814.0	694.6	1,613.7	1,422.6
Less: comprehensive income attributable to noncontrolling interest	6.6	6.1	11.6	11.5
Total comprehensive income attributable to Intuitive Surgical, Inc.	$807.4	$688.5	$1,602.1	$1,411.1
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
in millions	2026	2025
Operating activities:
Net income	$1,649.2	$1,367.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	371.2	289.6
Amortization of intangible and other assets	59.9	24.4
Accretion of discounts, amortization of premiums, and (gains) losses on investments, net	(19.0)	(27.4)
Gain on sale of business and assets	(7.9)	—
Deferred income taxes	370.3	(29.4)
Share-based compensation expense	419.4	381.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(49.8)	(44.1)
Inventory	(514.6)	(494.2)
Prepaids and other assets	(179.0)	(141.8)
Accounts payable	21.4	72.4
Accrued compensation and employee benefits	(229.7)	(114.9)
Deferred revenue	44.7	48.8
Other liabilities	36.8	(35.7)
Net cash provided by operating activities	1,972.9	1,297.0
Investing activities:
Purchase of investments	(1,349.1)	(691.8)
Proceeds from sales of investments	0.1	249.1
Proceeds from maturities of investments	1,106.0	1,190.0
Proceeds from sale of assets	46.0	—
Purchase of property, plant, and equipment	(215.9)	(271.9)
Acquisition of business, net of cash, and intellectual property and other investing activities	(528.2)	(1.2)
Net cash provided by (used in) investing activities	(941.1)	474.2
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	187.4	183.7
Taxes paid related to net share settlement of equity awards	(365.4)	(386.3)
Repurchase of common stock	(1,443.5)	(181.0)
Other financing activities	(20.1)	—
Net cash used in financing activities	(1,641.6)	(383.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8.1	(3.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(601.7)	1,384.1
Cash, cash equivalents, and restricted cash, beginning of period	3,407.4	2,062.4
Cash, cash equivalents, and restricted cash, end of period	$2,805.7	$3,446.5

Supplemental and non-cash disclosures:
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$419.3	$357.2
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	68.8	74.8
Unsettled common stock repurchases in accrued liabilities	63.5	—
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
Certain information and footnote disclosures typically included in the annual consolidated financial statements have been condensed or omitted. Accordingly, these Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 3, 2026. The results of operations for the first six months of 2026 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
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
Risks and Uncertainties
The Company’s future results of operations and liquidity could be materially adversely affected by uncertainties surrounding macroeconomic and geopolitical factors in both the U.S. and globally. These uncertainties include any introduction or modification of tariffs or trade barriers, inflationary pressures, elevated interest rates, disruptions in commodity markets stemming from conflicts, such as those between Russia and Ukraine and conflicts in the Middle East, including those with Iran, and supply chain challenges, including constraints on supplier capacity and availability of critical materials and components.
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
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale debt securities’ amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit loss, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments (in millions):

	As of June 30, 2026
						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
Cash	$601.0	$—	$—	$—	$601.0	$601.0	$—	$—
Level 1:
Money market funds	1,802.4	—	—	—	1,802.4	1,802.4	—	—
U.S. treasuries	5,448.1	5.9	(15.2)	—	5,438.8	353.8	2,163.7	2,921.3
Subtotal	7,250.5	5.9	(15.2)	—	7,241.2	2,156.2	2,163.7	2,921.3
Level 2(1):
Corporate debt securities	499.6	—	(6.0)	(0.1)	493.5	3.2	52.0	438.3
U.S. government agencies	289.7	0.4	(0.3)	—	289.8	—	240.1	49.7
Subtotal	789.3	0.4	(6.3)	(0.1)	783.3	3.2	292.1	488.0
Total assets measured at fair value	$8,640.8	$6.3	$(21.5)	$(0.1)	$8,625.5	$2,760.4	$2,455.8	$3,409.3

	As of December 31, 2025
						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
Cash	$514.9	$—	$—	$—	$514.9	$514.9	$—	$—
Level 1:
Money market funds	2,287.0	—	—	—	2,287.0	2,287.0	—	—
U.S. treasuries	5,694.3	39.0	(0.9)	—	5,732.4	565.1	2,345.5	2,821.8
Subtotal	7,981.3	39.0	(0.9)	—	8,019.4	2,852.1	2,345.5	2,821.8
Level 2(1):
Corporate debt securities	167.8	—	(0.7)	(0.1)	167.0	1.0	78.4	87.6
U.S. government agencies	330.6	2.3	(0.1)	—	332.8	—	143.0	189.8
Subtotal	498.4	2.3	(0.8)	(0.1)	499.8	1.0	221.4	277.4
Total assets measured at fair value	$8,994.6	$41.3	$(1.7)	$(0.1)	$9,034.1	$3,368.0	$2,566.9	$3,099.2

(1) When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable inputs for similar securities from various third-party data providers.

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale debt securities, excluding money market funds (in millions):

	As of June 30, 2026
	Amortized Cost	Fair Value
Mature in less than one year	$2,811.7	$2,812.7
Mature in one to five years	3,425.7	3,409.4
Total	$6,237.4	$6,222.1
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains and losses recognized on the sale of investments were immaterial for the three and six months ended June 30, 2026, and 2025.
The following tables present the breakdown of the available-for-sale debt securities with unrealized losses (in millions):

	As of June 30, 2026
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$2,777.5	$(15.0)	$111.2	$(0.2)	$2,888.7	$(15.2)
Corporate debt securities	467.3	(5.7)	25.9	(0.3)	493.2	(6.0)
U.S. government agencies	92.3	(0.3)	5.0	—	97.3	(0.3)
Total	$3,337.1	$(21.0)	$142.1	$(0.5)	$3,479.2	$(21.5)

	As of December 31, 2025
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$298.0	$(0.3)	$164.4	$(0.6)	$462.4	$(0.9)
Corporate debt securities	44.5	—	73.6	(0.7)	118.1	(0.7)
U.S. government agencies	—	—	29.2	(0.1)	29.2	(0.1)
Total	$342.5	$(0.3)	$267.2	$(1.4)	$609.7	$(1.7)

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
The current unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of June 30, 2026, the Company does not intend to sell the investments in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell any of the investments before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company does not expect to realize any losses on these available-for-sale debt securities. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security.
For the three and six months ended June 30, 2026, and 2025, credit losses related to available-for-sale debt securities were not material.
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
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2025 Carrying Value	Changes in Fair Value (1)	Purchases / Sales / Other (2)	June 30, 2026 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments without readily determinable fair value	$121.7	$0.8	$6.6	$129.1	$—	$129.1

(1) Recorded in interest and other income, net.
(2) Other includes foreign currency translation gains/(losses).
During the six months ended June 30, 2026, the Company did not hold any equity investments with readily determinable fair values (Level 1).
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
For these derivatives, the Company reports the unrealized after-tax gain or loss from the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies the amount into earnings in the same period in which the hedged transaction affects earnings. The amounts reclassified to revenue and expenses related to the hedged transactions and the ineffective portions of cash flow hedges were not material for the three and six months ended June 30, 2026, and 2025.

Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, JPY, KRW, INR, TWD, GBP, CHF, the Chinese Yuan (“CNY”), and the Mexican Peso (“MXN”).
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Recognized gains (losses) in interest and other income, net	$1.6	$(24.8)	$19.6	$(35.3)
Foreign exchange gains (losses) related to balance sheet re-measurement	$(4.7)	$18.8	$(23.9)	$26.5
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Notional amounts:
Forward contracts	$675.4	$535.5	$813.6	$798.7
Gross fair value recorded in:
Prepaids and other current assets	$22.4	$8.8	$15.7	$10.7
Other accrued liabilities	$2.6	$4.1	$2.1	$6.6
NOTE 4.    CONDENSED CONSOLIDATED FINANCIAL STATEMENT DETAILS
Balance Sheet Details
The following tables provide details of selected Condensed Consolidated Balance Sheet line items (in millions):

	As of
Accounts receivable, net	June 30, 2026	December 31, 2025
Trade accounts receivable, net	$1,433.4	$1,357.7
Unbilled accounts receivable and other	268.7	196.3
Sales returns and allowances	(28.9)	(26.7)
Total accounts receivable, net	$1,673.2	$1,527.3

	As of
Inventory	June 30, 2026	December 31, 2025
Raw materials	$608.2	$561.1
Work-in-process	332.3	287.9
Finished goods	1,088.2	991.0
Total inventory	$2,028.7	$1,840.0

	As of
Prepaids and other current assets	June 30, 2026	December 31, 2025
Net investment in sales-type leases – short-term	$101.5	$100.9
Prepaid taxes	179.4	15.3
Other prepaids and other current assets	343.7	361.1
Total prepaids and other current assets	$624.6	$477.3

	As of
Other accrued liabilities – short-term	June 30, 2026	December 31, 2025
Income and other taxes payable	$165.3	$125.4
Accrued construction-related capital expenditures	59.8	58.3
Other accrued liabilities	445.5	412.3
Total other accrued liabilities – short-term	$670.6	$596.0

	As of
Other long-term liabilities	June 30, 2026	December 31, 2025
Income taxes payable – long-term	$242.3	$193.6
Deferred revenue – long-term	112.6	91.4
Other long-term liabilities	301.1	225.8
Total other long-term liabilities	$656.0	$510.8
Restricted Cash
Amounts included in restricted cash primarily relate to the Company’s insurance programs and certain employee-related benefits. The following table provides details of total cash, cash equivalents, and restricted cash as of the periods presented (in millions):

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$2,760.4	$3,368.0
Restricted cash within other current assets	30.3	24.4
Restricted cash within other assets	15.0	15.0
Total cash, cash equivalents, and restricted cash	$2,805.7	$3,407.4

NOTE 5.    REVENUE
Revenue from external customers is attributed to individual countries based on customer location. The following table presents revenue disaggregated by geography and type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
U.S.	2026	2025	2026	2025
Instruments and accessories	$1,180.4	$1,017.3	$2,302.2	$1,981.1
Systems	442.1	354.0	821.9	689.9
Service	310.7	258.1	592.4	496.6
Total U.S. revenue	$1,933.2	$1,629.4	$3,716.5	$3,167.6

Outside of the U.S. (“OUS”)
Instruments and accessories	$554.5	$456.8	$1,119.1	$860.7
Systems	242.9	220.7	513.8	407.5
Service	161.7	133.1	313.7	257.6
Total OUS revenue	$959.1	$810.6	$1,946.6	$1,525.8

Total
Instruments and accessories	$1,734.9	$1,474.1	$3,421.3	$2,841.8
Systems	685.0	574.7	1,335.7	1,097.4
Service	472.4	391.2	906.1	754.2
Total revenue	$2,892.3	$2,440.0	$5,663.1	$4,693.4
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company’s system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $3.4 billion as of June 30, 2026. The remaining performance obligations are expected to be satisfied over the term of the system sale, lease, and service arrangements. Approximately half of the remaining performance obligations are expected to be recognized in the next 12 months, with the remainder recognized thereafter over the term of the system sale, lease, and service arrangements, which are generally up to 5 years.
Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	June 30, 2026	December 31, 2025
Contract assets	$27.2	$15.3
Deferred revenue (1)	$662.0	$598.1

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
Deferred revenue for the periods presented primarily relates to service contracts where the service fees are billed upfront, generally quarterly or annually, prior to those services having been performed. The associated deferred revenue is generally recognized over the term of the service period.

During the three and six months ended June 30, 2026, the Company recognized $147 million and $381 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized $126 million and $324 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2024.
Intuitive System Leasing
The following table presents product revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales-type lease revenue	$20.8	$15.1	$53.5	$41.6
Operating lease revenue*	$261.8	$213.8	$512.0	$409.0

*Variable lease revenue included within operating lease revenue, primarily related to usage-based arrangements	$168.8	$130.0	$326.0	$241.7
Trade Accounts Receivable
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three and six months ended June 30, 2026, and 2025, bad debt expense was not material.
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

	As of
	June 30, 2026	December 31, 2025
Gross lease receivables	$367.8	$317.5
Unearned income	(30.4)	(14.7)
Subtotal	337.4	302.8
Allowance for credit loss	(2.6)	(2.6)
Net investment in sales-type leases	$334.8	$300.2
Reported as:
Prepaids and other current assets	$101.5	$100.9
Intangible and other assets, net	233.3	199.3
Net investment in sales-type leases (1)	$334.8	$300.2

(1) On March 1, 2026, in connection with the acquisition of a business, the Company acquired a total of $73.4 million of net investments in sales-type leases, of which $18.1 million was included in prepaids and other current assets and $55.3 million was included in intangible and other assets, net. Refer to Note 7 for further information.

Contractual maturities of gross lease receivables as of June 30, 2026, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2026	$47.9
2027	121.3
2028	88.5
2029	63.3
2030	29.8
2031 and thereafter	17.0
Total	$367.8
The Company enters into sales-type leases with certain qualified customers to purchase its systems. Sales-type leases have terms that generally range from 24 to 84 months and are usually collateralized by a security interest in the underlying assets. The allowance for loan loss is based on the Company’s assessment of the current expected lifetime loss on lease receivables. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the lease receivable balances, and current economic conditions that may affect a customer’s ability to pay. Lease receivables are considered past due 90 days after invoice due date.
The Company manages the credit risk of the net investment in sales-type leases using a number of factors relating to its customers, including, but not limited to, the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table summarizes the amortized cost basis by year of origination and by credit quality for the net investment in sales-type leases as of June 30, 2026 (in millions):

	2026	2025	2024	2023	2022	Prior	Net Investment
Credit Rating:
High	$29.0	$45.9	$37.7	$15.6	$17.5	$3.5	$149.2
Moderate	25.2	62.9	55.1	18.4	17.5	6.2	185.3
Low	—	0.5	1.3	0.2	0.5	0.4	2.9
Total	$54.2	$109.3	$94.1	$34.2	$35.5	$10.1	$337.4
For the three and six months ended June 30, 2026, and 2025, credit losses related to the net investment in sales-type leases were not material.
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

The preliminary purchase consideration allocation has been updated for measurement period adjustments identified as of June 30, 2026. The fair values of the assets acquired and liabilities assumed were as follows (in millions):

Amount
Cash	$37.5
Accounts receivable, net	91.8
Other acquired current assets	35.8
Property, plant, and equipment, net	60.5
Intangible and other assets	279.8
Goodwill	218.0
Total assets acquired	723.4

Accounts payable, accrued liabilities, and other current liabilities	81.0
Deferred tax liabilities – long-term	60.6
Other long-term liabilities	20.8
Total liabilities assumed	162.4

Fair value of assets acquired and liabilities assumed	$561.0
The purchase consideration was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. The fair value of certain assets acquired and liabilities assumed are subject to change over the measurement period as additional information is received. During the three months ended June 30, 2026, the Company recorded an immaterial receivable related to a preliminary adjustment to the purchase consideration. The Company expects to finalize the allocation of purchase consideration as soon as practicable and no later than one year from the acquisition date.
The following table summarizes the components of the intangible assets acquired and their estimated weighted-average useful lives (in millions, except years):

	Estimated Fair Values	Weighted-Average Useful Lives (in Years)
Customer relationships	$195.5	6.6
Reacquired distribution rights	17.8	0.3
Non-compete agreements	6.1	3.0
Total acquisition-related intangible assets	$219.4
The goodwill recognized is primarily attributable to the assembled workforce acquired, expected operational synergies, and the strategic benefits of establishing a direct commercial presence in the applicable geographic market. The goodwill is not deductible for income tax purposes.
The pro forma financial information assuming the acquisition had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenue and earnings generated during the current year, were not significant for disclosure purposes.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the period presented (in millions):

Amount
Balance as of December 31, 2025	$370.3
Acquisition activity	218.0
Foreign currency translation and other activity	(7.7)
Balance as of June 30, 2026	$580.6

Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible assets balances (in millions):

	As of June 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$164.6	$(158.1)	$6.5	$192.8	$(182.8)	$10.0
Customer relationships	206.6	(26.3)	180.3	28.2	(27.1)	1.1
Distribution rights and others	23.1	(17.9)	5.2	—	—	—
Total definite-lived intangible assets	$394.3	$(202.3)	$192.0	$221.0	$(209.9)	$11.1
In-process research and development	6.0	—	6.0	6.0	—	6.0
Total intangible assets	$400.3	$(202.3)	$198.0	$227.0	$(209.9)	$17.1
Amortization expense related to intangible assets was $24.0 million and $3.2 million for the three months ended June 30, 2026, and 2025, respectively. Amortization expense related to intangible assets was $31.1 million and $6.6 million for the six months ended June 30, 2026, and 2025, respectively.
The estimated future amortization expense related to intangible assets as of June 30, 2026, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2026	$17.4
2027	33.6
2028	32.0
2029	29.7
2030	29.1
2031 and thereafter	50.2
Total	$192.0
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
On March 31, 2024, the Court granted-in-part and denied-in-part both Intuitive’s and plaintiff’s motions for summary judgment. Trial in this matter commenced on January 6, 2025. On January 28, 2025, after the close of both plaintiff’s and Intuitive’s cases in chief, the Court found in Intuitive’s favor on all of SIS’s antitrust claims and stayed Intuitive’s counterclaims. On February 27, 2025, SIS filed a Notice of Appeal to the Ninth Circuit Court of Appeals. SIS filed its brief on July 23, 2025. The Company filed its response brief on October 29, 2025. SIS filed its reply brief on December 26, 2025. Oral argument took place on June 25, 2026. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
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
With regard to this class action case, on September 7, 2023, the Court heard argument on the parties’ respective motions for summary judgment and motions related to expert testimony. On March 31, 2024, the Court granted-in-part and denied-in-part plaintiffs’ motion for summary judgment on certain market definition issues and denied Intuitive’s motion on the antitrust claims. In denying Intuitive’s motion, the Court declined to decide whether third-party companies were required to obtain 510(k) clearance for their services with respect to EndoWrist instruments, and in the absence of a formal ruling from the FDA on that question denied Intuitive’s motion for summary judgment challenging plaintiffs’ standing on that ground. There were additional rulings on the expert witness issues as well. In the summary judgment order, the Court ruled with plaintiffs that the da Vinci robot and EndoWrist instruments occupy separate product markets for antitrust purposes. The Court also ruled that there is an antitrust aftermarket for the repair and replacement of EndoWrist instruments, and that Intuitive holds monopoly power in that aftermarket. The Court denied summary judgment for plaintiffs on the issue of whether soft-tissue surgical robots constitute a relevant antitrust market or are part of a larger market that includes laparoscopic and open surgery for antitrust purposes. On July 30, 2024, the Court granted Intuitive’s motion for reconsideration, vacating those portions of the Court’s March 31, 2024, Order granting summary judgment as to the definition of a U.S. market for EndoWrist instrument repair and replacement and Intuitive’s market power in such a market. On March 31, 2025, the Court granted plaintiff’s motion for class certification. The Court entered a scheduling order setting trial for September 14, 2027. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
On September 18, 2024, Restore Robotics Repairs (“Restore”) filed a complaint in the United States District Court for the Northern District of Florida alleging antitrust claims against the Company relating to the service and replacement of X/Xi EndoWrist instruments for use with the da Vinci X and Xi surgical systems. On December 9, 2024, Intuitive filed a motion to dismiss to which plaintiff responded by amending its complaint. Intuitive filed a motion to dismiss the first amended complaint on January 31, 2025. Plaintiff filed an opposition to Intuitive’s motion to dismiss on February 14, 2025, and Intuitive filed a reply on March 26, 2025. On November 7, 2025, the Court entered an Order granting Intuitive’s motion to dismiss. Plaintiff filed its notice of appeal to the 11th Circuit Court of Appeals on November 29, 2025. Restore’s initial brief was filed on February 11, 2026. Intuitive’s response was filed on May 13, 2026. Restore’s reply brief was filed on July 6, 2026. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	354.4	$0.4	$11,059.9	$6,397.7	$16.5	$17,474.5	$122.7	$17,597.2
Issuance of common stock	—	—	—	—	—	—	—	—
Issuance of common stock through employee stock plans	0.4	—	65.6	—	—	65.6	—	65.6
Shares withheld related to net share settlement of equity awards	—	—	(0.5)	(12.6)	—	(13.1)	—	(13.1)
Share-based compensation expense related to employee stock plans	—	—	213.0	—	—	213.0	—	213.0
Repurchase and retirement of common stock	(0.9)	—	(13.0)	(366.0)	—	(379.0)	—	(379.0)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	818.1	—	818.1	—	818.1
Other comprehensive income (loss)	—	—	—	—	(10.7)	(10.7)	1.5	(9.2)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	5.1	5.1
Ending balance	353.9	$0.4	$11,325.0	$6,837.2	$5.8	$18,168.4	$129.3	$18,297.7

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	358.4	$0.4	$9,993.7	$7,139.4	$(27.1)	$17,106.4	$101.3	$17,207.7
Issuance of common stock through employee stock plans	0.4	—	49.4	—	—	49.4	—	49.4
Shares withheld related to net share settlement of equity awards	(0.1)	—	(0.4)	(15.8)	—	(16.2)	—	(16.2)
Share-based compensation expense related to employee stock plans	—	—	198.6	—	—	198.6	—	198.6
Repurchase and retirement of common stock	(0.3)	—	(4.5)	(176.5)	—	(181.0)	—	(181.0)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	658.4	—	658.4	—	658.4
Other comprehensive income	—	—	—	—	30.1	30.1	0.3	30.4
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	5.8	5.8
Ending balance	358.4	$0.4	$10,236.8	$7,605.5	$3.0	$17,845.7	$107.4	$17,953.1

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	355.1	$0.4	$10,768.5	$7,011.8	$43.3	$17,824.0	$117.7	$17,941.7
Issuance of common stock through employee stock plans	2.7	—	187.4	—	—	187.4	—	187.4
Shares withheld related to net share settlement of equity awards	(0.7)	—	(10.7)	(354.7)	—	(365.4)	—	(365.4)
Share-based compensation expense related to employee stock plans	—	—	426.8	—	—	426.8	—	426.8
Repurchase and retirement of common stock	(3.2)	—	(47.0)	(1,459.5)	—	(1,506.5)	—	(1,506.5)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	1,639.6	—	1,639.6	—	1,639.6
Other comprehensive income (loss)	—	—	—	—	(37.5)	(37.5)	2.0	(35.5)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	9.6	9.6
Ending balance	353.9	$0.4	$11,325.0	$6,837.2	$5.8	$18,168.4	$129.3	$18,297.7

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	356.6	$0.4	$9,681.3	$6,803.3	$(51.3)	$16,433.7	$95.9	$16,529.6
Issuance of common stock through employee stock plans	2.8	—	183.7	—	—	183.7	—	183.7
Shares withheld related to net share settlement of equity awards	(0.7)	—	(8.2)	(378.1)	—	(386.3)	—	(386.3)
Share-based compensation expense related to employee stock plans	—	—	384.5	—	—	384.5	—	384.5
Repurchase and retirement of common stock	(0.3)	—	(4.5)	(176.5)	—	(181.0)	—	(181.0)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	1,356.8	—	1,356.8	—	1,356.8
Other comprehensive income	—	—	—	—	54.3	54.3	0.4	54.7
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	11.1	11.1
Ending balance	358.4	$0.4	$10,236.8	$7,605.5	$3.0	$17,845.7	$107.4	$17,953.1
Stock Repurchase Program
Through June 30, 2026, the Board of Directors (the “Board”) has authorized an aggregate of $17.4 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in April 2026, when the Board increased the authorized amount available under the Repurchase Program to $5.0 billion, including amounts remaining under previous authorizations. As of June 30, 2026, the remaining amount of share repurchases authorized by the Board under the Repurchase Program was approximately $4.7 billion.
The following table summarizes stock repurchase activities (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares repurchased	0.9	0.3	3.2	0.3
Average price per share	$438.68	$517.70	$475.67	$517.70
Value of shares repurchased	$379.0	$181.0	$1,506.5	$181.0

The Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net stock repurchases. As of June 30, 2026 and December 31, 2025, accrued excise taxes related to share repurchases were not material.
Accumulated Other Comprehensive Income (Loss), Net of Tax, Attributable to Intuitive Surgical, Inc.
The components of accumulated other comprehensive income (loss), net of tax, attributable to Intuitive Surgical, Inc. are as follows (in millions):

	Three Months Ended June 30, 2026
	Gains on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains	Employee Benefit Plans	Total
Beginning balance	$13.9	$6.9	$17.5	$(21.8)	$16.5
Other comprehensive income (loss) before reclassifications	(3.3)	(18.7)	4.7	(0.2)	(17.5)
Amounts reclassified from accumulated other comprehensive income	6.4	—	—	0.4	6.8
Net current-period other comprehensive income (loss)	3.1	(18.7)	4.7	0.2	(10.7)
Ending balance	$17.0	$(11.8)	$22.2	$(21.6)	$5.8

	Three Months Ended June 30, 2025
	Gains (Losses) on Hedge Instruments	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.6	$14.5	$(27.7)	$(14.5)	$(27.1)
Other comprehensive income (loss) before reclassifications	(11.8)	7.1	37.8	—	33.1
Amounts reclassified from accumulated other comprehensive income (loss)	(3.5)	0.3	—	0.2	(3.0)
Net current-period other comprehensive income (loss)	(15.3)	7.4	37.8	0.2	30.1
Ending balance	$(14.7)	$21.9	$10.1	$(14.3)	$3.0

	Six Months Ended June 30, 2026
	Gains on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains	Employee Benefit Plans	Total
Beginning balance	$4.0	$30.5	$29.5	$(20.7)	$43.3
Other comprehensive income (loss) before reclassifications	3.1	(42.3)	(7.3)	(1.7)	(48.2)
Amounts reclassified from accumulated other comprehensive income	9.9	—	—	0.8	10.7
Net current-period other comprehensive income (loss)	13.0	(42.3)	(7.3)	(0.9)	(37.5)
Ending balance	$17.0	$(11.8)	$22.2	$(21.6)	$5.8

	Six Months Ended June 30, 2025
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$11.0	$(14.6)	$(33.1)	$(14.6)	$(51.3)
Other comprehensive income (loss) before reclassifications	(27.8)	36.2	43.2	—	51.6
Amounts reclassified from accumulated other comprehensive income	2.1	0.3	—	0.3	2.7
Net current-period other comprehensive income (loss)	(25.7)	36.5	43.2	0.3	54.3
Ending balance	$(14.7)	$21.9	$10.1	$(14.3)	$3.0
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications and reclassified from accumulated other comprehensive income relating to hedge instruments, available-for-sale securities, foreign currency translation gains (losses), and employee benefit plans for the three and six months ended June 30, 2026, and 2025, were not material to the Company’s Financial Statements.
NOTE 10.    SHARE-BASED COMPENSATION
In April 2026, the Company’s shareholders approved an amended and restated 2010 Incentive Award Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 120,350,000 to 125,350,000. As of June 30, 2026, approximately 23.2 million shares were reserved for future issuance under the Company’s stock plans, and a maximum of approximately 10.1 million of these shares can be awarded as restricted stock units (“RSUs”).
Restricted Stock Units
RSU activity under all stock plans for the six months ended June 30, 2026, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested balance as of December 31, 2025	4.7	$412.46
RSUs granted	1.8	$503.95
RSUs vested	(1.7)	$368.32
RSUs forfeited	(0.2)	$438.66
Unvested balance as of June 30, 2026	4.6	$463.67

Stock Options
Stock option activity under all stock plans for the six months ended June 30, 2026, was as follows (in millions, except per share amounts):

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share
Outstanding balance as of December 31, 2025	5.4	$208.18
Options granted	—	$—
Options exercised	(0.7)	$157.77
Options forfeited or expired	—	$255.71
Outstanding balance as of June 30, 2026	4.7	$214.99
As of June 30, 2026, options to purchase an aggregate of 4.5 million shares of common stock were exercisable at a weighted-average price of $212.79 per share.
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
For the six months ended June 30, 2026, the Company had four types of PSU awards: the 2023 PSU awards, the 2024 PSU awards, the 2025 PSU awards, and the 2026 PSU awards. The 2023 PSU grant metrics were focused on relative total shareholder return (“TSR”), da Vinci and Ion procedure growth in 2024 compared to 2022, and da Vinci and Ion procedure growth in 2025 compared to 2022. The 2023 PSU awards vested in the first quarter of 2026. The 2024 PSU grant metrics are focused on relative TSR, da Vinci and Ion procedure growth in 2025 compared to 2023, and da Vinci and Ion procedure growth in 2026 compared to 2023. The 2025 PSU grant metrics are focused on relative adjusted operating margin as compared to selected peers, da Vinci and Ion procedure growth in 2026 compared to 2024, and da Vinci and Ion procedure growth in 2027 compared to 2024. The 2026 PSU grant metrics are focused on relative adjusted operating margin as compared to selected peers, total procedure growth in 2027 compared to 2025, and total procedure growth in 2028 compared to 2025.
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
PSU activity for the six months ended June 30, 2026, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2025	0.3	$374.67
Granted	0.1	$506.88
Vested	(0.2)	$244.55
Performance change	—	$282.55
Forfeited	—	$468.10
Unvested balance as of June 30, 2026	0.2	$483.90
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (the “ESPP”), employees purchased approximately 0.2 million shares for $83.2 million and approximately 0.2 million shares for $75.5 million during the six months ended June 30, 2026, and 2025, respectively.

Share-Based Compensation Expense
The following table summarizes share-based compensation expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue – product	$28.8	$30.3	$58.1	$60.5
Cost of revenue – service	9.2	8.6	18.5	16.8
Total cost of revenue	38.0	38.9	76.6	77.3
Selling, general, and administrative	88.1	86.3	180.8	168.6
Research and development	86.7	74.7	168.7	143.7
Share-based compensation expense before income taxes	212.8	199.9	426.1	389.6
Income tax benefit	43.0	39.3	85.7	76.3
Share-based compensation expense after income taxes	$169.8	$160.6	$340.4	$313.3
Share-based compensation expense capitalized to the Condensed Consolidated Balance Sheets during the three months ended June 30, 2026, and 2025 was $32.9 million and $31.3 million, respectively. Share-based compensation expense capitalized to our Condensed Consolidated Balance Sheets during the six months ended June 30, 2026, and 2025 was $67.8 million and $59.8 million, respectively.
The fair value of each right to acquire stock granted under the ESPP was estimated using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ESPP
Risk-free interest rate	—%	—%	3.5%	4.2%
Expected term (in years)	0.0	0.0	1.2	1.2
Expected volatility	—%	—%	34%	30%
Fair value at grant date	$—	$—	$148.30	$170.50
NOTE 11.    INCOME TAXES
Income tax expense for the three months ended June 30, 2026, was $231.4 million, or 21.9% of income before taxes, compared to $167.9 million, or 20.2% of income before taxes, for the three months ended June 30, 2025. Income tax expense for the six months ended June 30, 2026, was $345.8 million, or 17.3% of income before taxes, compared to $132.7 million, or 8.8% of income before taxes, for the six months ended June 30, 2025.
The effective tax rate for the three months ended June 30, 2026, differed from the U.S. federal statutory rate of 21% primarily due to state income taxes and taxes on foreign earnings, partially offset by excess tax benefits associated with employee equity plans and the federal research and development credit benefit.
The effective tax rates for the six months ended June 30, 2026, and the three and six months ended June 30, 2025, differed from the U.S. federal statutory rate of 21% primarily due to the excess tax benefits associated with employee equity plans and the federal research and development credit benefit, partially offset by state income taxes and taxes on foreign earnings.
The Company’s provision for income taxes for the three months ended June 30, 2026, and 2025, included excess tax benefits associated with employee equity plans of $17.3 million and $32.9 million, respectively, which reduced the Company’s effective tax rate by 1.6 and 4.0 percentage points, respectively. The provision for income taxes for the six months ended June 30, 2026, and 2025, included excess tax benefits associated with employee equity plans of $90.6 million and $178.3 million, respectively, which reduced the Company’s effective tax rate by 4.5 and 11.9 percentage points, respectively.
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
NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$818.1	$658.4	$1,639.6	$1,356.8
Denominator:
Weighted-average shares outstanding used in basic calculation	354.1	358.5	354.5	358.0
Add: dilutive effect of potential common shares	3.2	5.6	4.0	6.4
Weighted-average shares outstanding used in diluted calculation	357.3	364.1	358.5	364.4
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$2.31	$1.84	$4.63	$3.79
Diluted	$2.29	$1.81	$4.57	$3.72
Share-based compensation awards of approximately 3.0 million and 1.5 million shares for the three months ended June 30, 2026, and 2025, respectively, and approximately 1.6 million and 1.1 million shares for the six months ended June 30, 2026, and 2025, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.
NOTE 13.     SEGMENT INFORMATION
Intuitive is committed to advancing minimally invasive care through a comprehensive ecosystem of products and services. This connected ecosystem includes systems, instruments and accessories, learning, and services connected by a digital portfolio that enables actionable digital insights across the care continuum. The systems, as well as the instruments and accessories, are primarily developed and manufactured by the Company. For the three and six months ended June 30, 2026, domestic revenue accounted for 67% and 66%, respectively, while revenue from the Company’s OUS markets accounted for 33% and 34% of total revenue, respectively. For both the three and six months ended June 30, 2025, domestic revenue accounted for 67% of total revenue, while revenue from the Company’s OUS markets accounted for 33% of total revenue. For the three and six months ended June 30, 2026, and 2025, no individual country other than the U.S. accounted for 10% or more of total revenue. The Company manages the business activities on a consolidated basis and operates in one reportable segment.
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
The Company’s long-lived assets consist primarily of property, plant, and equipment, net. As of June 30, 2026, and December 31, 2025, 80% of long-lived assets were in the U.S. As of June 30, 2026, and December 31, 2025, no individual country other than the U.S. accounted for 10% or more of these assets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying Condensed Consolidated Financial Statements and Notes thereto. Management’s discussion and analysis of financial condition as of June 30, 2026, and results of operations for the three and six months ended June 30, 2026, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.
We refer to the years ending December 31, 2026, 2025, and 2024 as “2026,” “2025,” and “2024,” respectively.
Period-over-period changes are calculated based upon the respective underlying non-rounded data. Unless the context requires otherwise, we are referring to Intuitive Surgical, Inc. and its consolidated subsidiaries when we use the terms “Intuitive,” the “Company,” “we,” “our,” or “us.”
Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Statements using words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “commit,” “would,” “seek,” “potential,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to the following: statements related to future results of operations; future financial condition; the goals we share with our customers, including improving patient outcomes; our financing plans and future capital requirements; our potential tax assets or liabilities; statements based on current expectations, estimates, forecasts, projections, and assumptions about the economies and geographic markets in which we operate; our beliefs and assumptions regarding these economies and markets; expectations regarding future procedure volumes and adoption rates; anticipated future depreciation, amortization, and research and development expenses; expectations regarding future system placements, including the factors that may impact such placements; statements regarding competition and competitive dynamics; expectations regarding the timing and receipt of regulatory clearances, approvals, and certifications; expectations regarding the integration of acquisitions, including the transition to a direct sales model in certain markets; statements regarding the expansion of our product offerings and commercialization of new products; expectations regarding future lease buyout activity; and expectations regarding our liquidity and capital expenditures. These forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: the overall macroeconomic environment, which may impact customer spending and our costs, including tariffs, the levels of inflation, and interest rates; the conflict in Ukraine; conflicts in the Middle East, including Israel and Iran; disruption to our supply chain, including increased difficulties in obtaining a sufficient supply of materials; curtailed or delayed capital spending by hospitals; the impact of global and regional economic and credit market conditions on healthcare spending; delays in obtaining new product approvals, clearances, or certifications from the United States (“U.S.”) Food and Drug Administration (“FDA”), comparable regulatory authorities, or notified bodies; the risk of our inability to comply with complex FDA and other regulations, which may result in significant enforcement actions; regulatory approvals, clearances, certifications, and restrictions or any dispute that may occur with any regulatory body; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and customer acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions, including the recently completed acquisition of the da Vinci and Ion distribution businesses in Italy, Spain, and Portugal and the transition from a distributor to a direct sales model in those markets; intellectual property positions and litigation; competition from companies offering alternative surgical approaches or robotic-assisted surgical systems, including domestic competitors in certain geographic markets, such as China; risks associated with our operations and any expansion outside of the U.S.; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole- and single-sourced suppliers; the results of legal proceedings to which we are or may become a party; adverse publicity regarding us and the safety of our products and adequacy of training; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements (including changes to tariffs imposed by the U.S. on imports from various countries, including Mexico, where we currently manufacture a significant majority of our instruments and accessories, Germany, where we currently manufacture a majority of our endoscopes, and China, where we currently import certain materials); hospital staffing constraints and labor availability; cybersecurity risks, including risks to our supply chain; and other risks and uncertainties, including those listed under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by our other filings with the Securities and Exchange Commission (“SEC”). Our actual results may differ materially and adversely from those expressed in any forward-looking statement, and we undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
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
Da Vinci surgical systems enable surgeons to extend the benefits of MIS to many patients who would otherwise undergo a more invasive surgery. Our da Vinci surgical systems are designed to address certain limitations of traditional open surgical or conventional MIS approaches through enhancements in visualization, precision, and ergonomics. Our da Vinci products fall into five broad categories: da Vinci surgical systems, da Vinci instruments and accessories, da Vinci stapling, da Vinci energy, and da Vinci vision. We provide a comprehensive suite of systems, learning, and services offerings that are digitally enabled and aim to reduce variability by providing dependable, consistent functionality and an integrated user experience. We have a global network of field service engineers and distributors through which we deliver a suite of services, including installation, repair, maintenance, around-the-clock technical support, and system monitoring. We also offer customized analytics and consultation to hospitals for program optimization.
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
In March 2024, we obtained FDA clearance for our da Vinci 5 surgical system, our next-generation multi-port system, for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications as well as one contraindication related to the use of force feedback in hysterectomy and myomectomy surgical procedures. In October 2024, we obtained regulatory clearance in South Korea for the da Vinci 5 surgical system for use in urologic, general, gynecologic, thoracoscopic, thoracoscopically-assisted cardiotomy, and transoral otolaryngology surgical procedures. In June 2025, we obtained regulatory clearance in Japan for the da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac indications. In July 2025, we obtained European certification in accordance with Regulation (EU) 2017/745 of the European Parliament and of the Council of 5 April 2017 on medical devices

(the “EU MDR”) for the da Vinci 5 surgical system for adult and pediatric use in minimally invasive endoscopic procedures across abdominopelvic and thoracoscopic surgical procedures, including urologic, gynecologic, and general laparoscopic procedures, excluding the use of force feedback. We are currently seeking European certification for the use of force feedback in the future. In select geographic markets outside of the U.S. (“OUS”) where we have obtained regulatory clearance, we have launched our da Vinci 5 surgical system. As of June 30, 2026, we have an installed base of 1,710 da Vinci 5 surgical systems, of which 136 systems are located in geographic markets outside of the U.S.
Additionally, we extended our fourth-generation platform by adding the da Vinci SP surgical system, commercialized in 2018. The da Vinci SP surgical system accesses the body through a single incision, while the other da Vinci surgical systems access the body through multiple incisions. We are in the early stages of launching our da Vinci SP surgical system, and we have an installed base of 445 da Vinci SP surgical systems as of June 30, 2026. We have received FDA clearance for the da Vinci SP surgical system for urologic, colorectal, general thoracoscopic, and certain transoral procedures. Additionally, the da Vinci SP surgical system has received regulatory clearance in South Korea for a broad set of procedures. The da Vinci SP surgical system has also received regulatory clearance in Japan for the same set of procedures that are currently allowed with the da Vinci Xi surgical system in Japan. In January 2024, the da Vinci SP surgical system received European certification in accordance with the EU MDR for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, and breast surgical procedures, and we are broadening the commercialization of the da Vinci SP surgical system in additional countries and surgical specialties. In August 2024, we obtained regulatory clearance in Taiwan for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, transanal total mesorectal excision, and breast surgical procedures. We plan to seek FDA clearances for additional indications for the da Vinci SP surgical system and expand the system’s regulatory approvals (including for additional indications) in other OUS geographic markets over time. The success of the da Vinci SP surgical system is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances.
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
Trade and Tariffs Update
Beginning in 2025, the U.S. implemented a baseline tariff framework on most imports with higher country- and product-specific rates for certain trading partners, including Mexico, Germany, and China, among others, in some cases giving rise to retaliatory tariffs announced by other jurisdictions. In February 2026, the U.S. Supreme Court ruled that these tariffs levied under the International Emergency Economic Powers Act (“IEEPA”) were unlawful, because IEEPA does not authorize the

President to impose tariffs. In response to the Supreme Court’s ruling, a new 10% tariff for all imports under Section 122 of the Trade Act of 1974 was imposed. These tariffs took effect on February 24, 2026, and will remain in effect for 150 days, the maximum period that Section 122 permits without congressional action. The Section 122 tariffs have been challenged in the U.S. Court of International Trade; however, on June 11, 2026, the U.S. Court of Appeals for the Federal Circuit extended its stay of the lower court’s ruling, keeping the 10% tariffs in place pending further proceedings. An exclusion from these tariffs for goods originating under the United States-Mexico-Canada Agreement (“USMCA”) remains in place, consistent with the IEEPA-based tariffs.
As a result of the Supreme Court’s ruling, and in response to the order from the U.S. Court of International Trade, the U.S. Customs and Border Protection (“CBP”) agency formalized a process for refunds. On April 20, 2026, the CBP launched an online portal to submit IEEPA tariff refund requests. All requests will be reviewed by the CBP to determine validity prior to the issuance of refunds. The U.S. Department of Justice has filed a notice of appeal of the refund order in the U.S. Court of Appeals for the Federal Circuit.
IEEPA tariff refunds are accounted for as gain contingencies and are recognized in the financial statements when fully realized or realizable. Refunds attributable to inventory previously sold are recorded as a reduction of cost of revenue. The amount and timing of any additional refunds remain uncertain and are subject to CBP review and the outcome of ongoing legal proceedings.
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
U.S. tariffs have also given rise to retaliatory trade measures by other countries, including additional restrictions on certain exports. These trade measures could impact the reliability and efficiency of our supply chain if they are imposed on materials important to our production operations. In particular, restrictions on the export of rare earth elements, including magnets, and critical minerals from China could potentially restrict access to components used in many of our products and could have a material adverse effect on our business, financial condition, or results of operations.
During the three and six months ended June 30, 2026, tariffs and other trade measures recognized in total cost of revenue were $20.8 million and $48.8 million, respectively. During the three months ended June 30, 2026, the Company recognized $35.9 million of refunds related to IEEPA tariffs paid in prior periods, which reduced total cost of revenue. Future changes to tariff rates and the imposition of new tariffs by the U.S. and/or other countries could result in a material impact to our results of operations. The ultimate impact of changes to tariffs and trade barriers will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade barriers that are implemented, all of which could have a material adverse effect on our business, financial condition, or results of operations.
Other Macroeconomic Environment Factors
Our future results of operations and liquidity could be materially adversely affected by uncertainties surrounding macroeconomic and geopolitical factors both in the U.S. and globally. These uncertainties include any introduction or modification of tariffs or trade barriers as well as supply chain constraints resulting from inflationary pressures, market pressures, elevated interest rates, and disruptions in the commodity markets associated with conflicts, including those between Russia and Ukraine and conflicts in the Middle East, including those with Iran.
Existing tariffs and country‑specific trade requirements, including export licensing controls between major economies, may contribute to future cost inflation in certain raw materials and/or may result in supply constraints due to shipment delays or limited availability of alternative sources for critical materials used in the manufacture of our products. Additionally, multi-year lead times in certain commodity markets are creating price volatility and availability risks with certain raw materials and finished components. Elevated interest rates may also impact the ability of certain suppliers to fund necessary investments in capacity and infrastructure. Deteriorating financial health or insolvency of suppliers, including sole- and single-sourced suppliers, could present heightened supply continuity risks.

In addition, while the conflict in the Middle East has not resulted in any material disruption to the supply of component materials that we source directly or the delivery of our products to customers, we continue to monitor supplier operations, commodity markets, and transportation-related factors, including shipping lanes. These geopolitical factors, including increased defense industry consumption, could adversely affect the availability and cost of raw materials sourced by our direct suppliers, as well as the cost and timing of transporting our products to customers.
We continue to experience extended delivery lead times and price volatility for certain semiconductor materials, including memory, driven by accelerated demand associated with data processing and storage applications. We are actively managing these pressures through ongoing supplier engagement and other mitigation efforts and continue to monitor developments closely. While these dynamics have not had a material impact on our business to date, they may result in material cost pressures and supply constraints in future periods.
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
Regulatory Activities
Our products must meet the requirements of a large and growing body of international regulations and standards that govern the product safety, efficacy, advertising, labeling, safety reporting design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use, and disposal of our products. Examples of such standards include electrical safety standards, such as those of the International Electrotechnical Commission, and composition standards, such as the Restriction of Hazardous Substances and the Waste Electrical and Electronic Equipment Directives in the European Union (“EU”). Failure to meet these standards could limit our ability to market our products in those regions that require compliance with such standards.
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
Clearances, Approvals, and Certifications
We have generally obtained the regulatory clearances, approvals, and certifications required to market our products for our targeted surgical specialties within the major geographic markets in which we operate. We have additionally obtained regulatory clearances, approvals, and certifications for the following products over the past several years:
Da Vinci Surgical Systems
Multi-port
•In April 2026, we obtained NMPA regulatory approval for our E-200 generator in China. In December 2024, we obtained European certification in accordance with the EU MDR for the same generator. The E-200 generator can be used in da Vinci robotic procedures, as well as non-robotic open and laparoscopic procedures, to deliver high-frequency energy for cutting, coagulation, and vessel sealing of tissues.
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
•In July 2025, we obtained European certification in accordance with the EU MDR for our da Vinci 5 surgical system for adult and pediatric use in minimally invasive endoscopic procedures across abdominopelvic and thoracoscopic surgical procedures, including urologic, gynecologic, and general laparoscopic procedures, excluding the use of force feedback. We are currently seeking European certification for the use of force feedback in the future. In June 2025, we obtained regulatory clearance in Japan for the da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac indications. In October 2024, we obtained regulatory clearance in South Korea for the da Vinci 5 surgical system for use in urologic, general, gynecologic, thoracoscopic, thoracoscopically-assisted cardiotomy, and transoral otolaryngology surgical procedures. In March 2024, we obtained FDA clearance for our da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications as well as one contraindication related to the use of force feedback in hysterectomy and myomectomy surgical procedures.
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

•In March 2024, we obtained NMPA regulatory approval for our Ion endoluminal system in China. We placed our first Ion systems in China during the third quarter of 2024 and will continue our rollout of the Ion system in China in a measured fashion.
In June 2023, the China National Health Commission published the 14th five-year plan quota for major medical equipment to be sold in China on its official website (the “2023 Quota”). Under the original 2023 Quota, the government will allow for the sale of 559 new surgical robots into China, which could include da Vinci surgical systems as well as surgical systems introduced by others. As of June 30, 2026, including systems that were sold in prior quarters, we have placed 169 da Vinci surgical systems under the original 2023 Quota and 3 da Vinci surgical systems under special approval. Future sales of da Vinci surgical systems under this and any previously published open quotas are uncertain, as they are open to other medical device companies that have introduced robotic-assisted surgical systems and are dependent on hospitals completing a tender process and receiving associated approvals. Our ability to track the number of systems that could be sold under these quotas in the future is limited by provincial and national agencies making such information publicly available.
Since 2022, several provinces in China have implemented significant limits on what hospitals can charge patients for surgeries using robotic-assisted surgical technology, including soft tissue surgery. These limits have impacted the number of procedures performed in those provinces as well as pricing of our instruments and accessories, which have impacted our instruments and accessories revenue. During the second quarter of 2026, China’s National Healthcare Security Administration (“NHSA”) issued guidelines establishing a unified national framework for robotic-assisted surgery pricing and requiring all provinces to implement robotic-assisted surgery pricing within NHSA-mandated limits in the upcoming quarters. As of the date of this report, the limits that have been implemented have not had a material impact on our business, financial condition, or results of operations, as only a small portion of our installed base in China is currently located in impacted provinces. We cannot assure you that the rollout of the NHSA unified national framework or future actions by provincial or national healthcare agencies will not result in further pricing limits or pressures, which could have a material impact on procedure volumes and our instruments and accessories revenue in China.
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

Second Quarter 2026 Operational and Financial Highlights
•Total revenue increased by 19% to $2.89 billion for the three months ended June 30, 2026, compared to $2.44 billion for the three months ended June 30, 2025.
•Approximately 889,000 da Vinci procedures were performed during the three months ended June 30, 2026, an increase of 15% compared to approximately 775,000 da Vinci procedures for the three months ended June 30, 2025.
•Approximately 47,900 Ion procedures were performed during the three months ended June 30, 2026, an increase of 36% compared to approximately 35,300 Ion procedures for the three months ended June 30, 2025.
•Instruments and accessories revenue increased by 18% to $1.73 billion for the three months ended June 30, 2026, compared to $1.47 billion for the three months ended June 30, 2025.
•Systems revenue increased by 19% to $685 million for the three months ended June 30, 2026, compared to $575 million during the three months ended June 30, 2025.
•468 da Vinci surgical systems were placed during the three months ended June 30, 2026, an increase of 18% compared to 395 systems during the three months ended June 30, 2025. The second quarter 2026 da Vinci surgical system placements included 246 da Vinci 5 systems compared to 180 systems in the second quarter of 2025.
•As of June 30, 2026, we had a da Vinci surgical system installed base of approximately 11,710 systems, an increase of 12% compared to an installed base of approximately 10,488 systems as of June 30, 2025.
•Utilization of da Vinci surgical systems, measured in terms of procedures per system per year, increased 3% relative to the second quarter of 2025.
•55 Ion systems were placed during the three months ended June 30, 2026, an increase of 2% compared to 54 systems during the three months ended June 30, 2025.
•As of June 30, 2026, we had an Ion system installed base of approximately 1,096 systems, an increase of 21% compared to an installed base of approximately 905 systems as of June 30, 2025.
•Gross profit as a percentage of revenue was 67.8% for the three months ended June 30, 2026, compared to 66.3% for the three months ended June 30, 2025.
•Operating income increased by 31% to $972 million for the three months ended June 30, 2026, compared to $743 million during the three months ended June 30, 2025. Operating income included $213 million and $200 million of share-based compensation expense related to employee stock plans and $24.0 million and $4.8 million of intangible asset-related charges for the three months ended June 30, 2026, and 2025, respectively.
•During the three months ended June 30, 2026, we repurchased 0.9 million shares of our common stock with an aggregate value of $0.38 billion.
•As of June 30, 2026, we had $8.63 billion in cash, cash equivalents, and investments, compared to $9.03 billion as of December 31, 2025. Cash, cash equivalents, and investments decreased by $0.41 billion, primarily driven by cash used for repurchases of common stock and the acquisition of a business, partially offset by cash generated from operations.

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
The following table summarizes the approximate number of procedures performed on da Vinci surgical systems in the U.S. and OUS for the periods presented (number of procedures shown in thousands):

	Three Months Ended June 30,		% Change*		Six Months Ended June 30,		% Change*
	2026	2025	2026	2025	2026	2025	2026	2025
U.S.	552	495	12%	14%	1,081	960	13%	14%
OUS	337	280	20%	23%	656	547	20%	24%
Total Procedures	889	775	15%	17%	1,737	1,507	15%	17%
___________
* The approximate procedures are rounded to thousands, but the percentage changes are based on unrounded approximate procedures.
Overall. Total da Vinci procedures performed by our customers grew approximately 15% for the three months ended June 30, 2026, compared to approximately 17% for the three months ended June 30, 2025, and grew approximately 15% for the six months ended June 30, 2026, compared to approximately 17% for the six months ended June 30, 2025. The second quarter 2026 procedure growth was largely attributable to growth in general surgery, gynecology, and OUS urology procedures.
U.S. Procedures. U.S. da Vinci procedures grew approximately 12% for the three months ended June 30, 2026, compared to approximately 14% for the three months ended June 30, 2025, and grew approximately 13% for the six months ended June 30, 2026, compared to approximately 14% for the six months ended June 30, 2025. The second quarter 2026 U.S. procedure growth was largely attributable to strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and appendectomy procedures, as well as growth in gynecological procedures, partially offset by a high-single-digit decline in U.S. bariatric procedures, which comprise approximately 2% of our total da Vinci procedures. We believe that U.S. procedure growth was also modestly negatively impacted by the expiration of enhanced ACA premium subsidies. The extent of the continued impact of these expirations on U.S. procedure volumes remains uncertain.
OUS Procedures. OUS da Vinci procedures grew approximately 20% for the three months ended June 30, 2026, compared to approximately 23% for the three months ended June 30, 2025, and grew approximately 20% for the six months ended June 30, 2026, compared to approximately 24% for the six months ended June 30, 2025. The second quarter 2026 OUS procedure growth was largely attributable to growth in general surgery procedures, most notably colorectal, hernia repair, and cholecystectomy procedures; urologic procedures, most notably prostatectomy and partial nephrectomy procedures; and gynecologic procedures, most notably hysterectomy procedures. The second quarter 2026 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. We saw strong procedure growth in India, Italy, and the United Kingdom during the second quarter of 2026. We believe that growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures as well as increased surgeon training.
Ion Procedures
The adoption of robotic-assisted bronchoscopy using the Ion endoluminal system has the potential to grow if it can offer greater patient value than non-Ion alternatives and competitive total economics for healthcare providers.
In the three months ended June 30, 2026, approximately 47,900 biopsy procedures were performed by our customers with Ion systems, compared to approximately 35,300 in the three months ended June 30, 2025. The growth in our overall procedure volume reflects a larger installed base of approximately 1,096 systems, an increase of 21% compared to the installed base of approximately 905 systems as of June 30, 2025. Currently, the vast majority of Ion biopsy procedures are performed in the U.S.
System Demand
System placements are driven by procedure growth in most geographic markets. In some markets, system placements are constrained by regulation. In geographies where da Vinci procedure adoption is in an early stage or system placements are constrained by regulation, system sales will precede procedure growth.
The following table summarizes our da Vinci and Ion placements during the periods presented (amounts shown in ones):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Da Vinci Surgical System Placements by Region
U.S. unit placements	267	216	493	420
OUS unit placements	201	179	406	342
Total unit placements (1)	468	395	899	762
________
(1) Includes the following number of units involving trade-ins:	144	83	263	150

Ion System Placements by Region
U.S. unit placements	42	47	81	92
OUS unit placements	13	7	26	11
Total unit placements	55	54	107	103
During the second quarter of 2026, 468 da Vinci surgical systems were placed compared to 395 systems in the second quarter of 2025. By geography, 267 systems were placed in the U.S., 79 in Europe, 75 in Asia, and 47 in other geographic markets during the second quarter of 2026, compared to 216 systems placed in the U.S., 73 in Europe, 69 in Asia, and 37 in other geographic markets during the second quarter of 2025. The increase in system placements reflects continued demand for additional capacity by our customers as a result of procedure growth as well as increased demand for our da Vinci 5 system, including the impact from customers trading in fourth-generation da Vinci systems. During the second quarter of 2026, we placed 246 da Vinci 5 systems, compared to 180 systems in the second quarter of 2025.
As of June 30, 2026, we had a da Vinci surgical system installed base of approximately 11,710 systems compared to approximately 10,488 systems as of June 30, 2025. By geography, 6,615 systems were in the U.S., 2,325 in Europe, 2,111 in Asia, and 659 in the rest of the world. The incremental system installed base reflects continued procedure growth and further customer validation that robotic-assisted surgery addresses their Quintuple Aim objectives.
During the second quarter of 2026, 55 Ion systems were placed compared to 54 systems in the second quarter of 2025. By geography, 42 systems were placed in the U.S., 9 in Europe, 2 in Asia, and 2 in other geographic markets during the second quarter of 2026, compared to 47 systems placed in the U.S., 3 in Europe, 2 in Asia, and 2 in other geographic markets during the second quarter of 2025. In the U.S., where we estimate that Ion’s penetration of overall lung biopsy procedures has exceeded the halfway point, our customers’ focus has begun to shift from increasing capacity to increasing utilization of their existing systems. As of June 30, 2026, we had an Ion system installed base of approximately 1,096 systems, compared to approximately 905 systems as of June 30, 2025.
We continue to see some customers challenged by lower public funding of healthcare in certain geographic markets and other financial pressures. As a result, we expect our customers to continue to be cautious about their overall capital spending. In addition, system demand in China has been adversely affected by increasing competition from domestic robotic-assisted surgical system manufacturers as well as a broader central government focus on systematic governance. Targeting the healthcare sector, this campaign was initially launched by the Chinese government in July 2023 and has resulted in heightened scrutiny by medical institutions with respect to initiating tenders, with some tenders being canceled or delayed without a timeline. In the second quarter of 2026, the competitive dynamics in China, various measures related to industrial policy, and the effects of this campaign contributed to fewer systems being placed in China than we anticipated. Currently, the extent and impact of the competitive dynamics in China, any additional measures related to industrial policy, and this campaign on our business remain uncertain.
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
The following table summarizes our da Vinci and Ion system placements under leasing arrangements for the periods presented (amounts in ones):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Da Vinci Surgical System Placements under Leasing Arrangements
Fixed-payment operating lease arrangements	123	69	248	160
Usage-based operating lease arrangements	131	124	249	231
Total da Vinci surgical system placements under operating lease arrangements	254	193	497	391
% of Total da Vinci surgical system placements	54%	49%	55%	51%
Sales-type lease arrangements	10	6	23	16
Total da Vinci surgical system placements under leasing arrangements	264	199	520	407

Ion System Placements under Leasing Arrangements
Fixed-payment operating lease arrangements	14	13	36	27
Usage-based operating lease arrangements	17	21	31	36
Total Ion system placements under operating lease arrangements	31	34	67	63
% of Total Ion system placements	56%	63%	63%	61%
Sales-type lease arrangements	—	2	—	5
Total Ion system placements under leasing arrangements	31	36	67	68
Variable lease revenue, which is primarily recognized from usage-based operating lease arrangements, has been included in our operating lease metrics herein. Operating lease revenue has grown at a faster rate than overall systems revenue and was $262 million and $214 million for the three months ended June 30, 2026, and 2025, respectively, of which $169 million and $130 million, respectively, was variable lease revenue, primarily related to our usage-based operating lease arrangements.
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
Revenue for usage-based operating lease arrangements is recognized as the system is used to perform procedures. Usage-based arrangements create better matching of reimbursements and cost for our customers. They also reduce our customers’ overall risk and need for capital outlay. However, because the number of procedures performed in any given period can vary significantly for many reasons, including but not limited to healthcare emergencies, alternative treatment options, and patient preferences, revenue recognized from these arrangements could be highly volatile.
Customers generally do not have the right to exit or terminate a fixed-payment lease without incurring a penalty. Generally, lease transactions generate similar gross profit margins as our sale transactions. However, because of the variability in revenue recognized for usage-based lease arrangements, including our customers’ ability to exit or cancel those arrangements prior to the end of the lease term, there is no guarantee that we will recuperate the cost of the usage-based leased system, which, in turn, could adversely impact our gross profit margins if utilization of those systems is different from our expectations.
The following table summarizes our da Vinci and Ion systems installed base under operating leasing arrangements as of the periods presented (amounts in ones):

	As of
	June 30, 2026	June 30, 2025
Da Vinci Surgical System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	1,522	1,301
Usage-based operating lease arrangements	1,903	1,686
Total da Vinci surgical system installed base under operating lease arrangements	3,425	2,987

Ion System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	110	127
Usage-based operating lease arrangements	287	231
Total Ion system installed base under operating lease arrangements	397	358
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
For some operating lease arrangements, our customers are provided with the right to purchase the leased system at certain points during and/or at the end of the lease term. Revenue generated from customer purchases of systems under operating lease arrangements (“Lease Buyouts”) was $56 million and $30 million for the three months ended June 30, 2026, and 2025, respectively. We expect that revenue recognized from customer exercises of buyout options will fluctuate based on the timing of when, and if, customers choose to exercise such buyout options.
Systems revenue is also affected by the proportion of system placements under operating lease arrangements, which can fluctuate period to period depending on customer preferences, recurring fixed-payment and usage-based operating lease revenue, Lease Buyouts, product mix, ASPs, trade-in activities, customer mix, and specified-price trade-in rights. We generally do not provide specified-price trade-in rights or upgrade rights at the time of a system purchase; however, in conjunction with the rollout of our da Vinci 5 surgical system, there may be limited instances in which certain arrangements include specified-price trade-in rights. For trade-in activities involving operating lease upgrades, depending on the timing and terms of the upgrade transaction, the amount of revenue generated on the initial and new lease arrangements may not, in the aggregate, generate the same amount of revenue that a traditional sale and trade-in transaction would.
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
The following table summarizes our revenue for the periods presented (amounts in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue
Instruments and accessories	$1,734.9	$1,474.1	$260.8	18%	$3,421.3	$2,841.8	$579.5	20%
Systems	685.0	574.7	110.3	19%	1,335.7	1,097.4	238.3	22%
Total product revenue	2,419.9	2,048.8	371.1	18%	4,757.0	3,939.2	817.8	21%
Service	472.4	391.2	81.2	21%	906.1	754.2	151.9	20%
Total revenue	$2,892.3	$2,440.0	$452.3	19%	$5,663.1	$4,693.4	$969.7	21%

U.S.	$1,933.2	$1,629.4	$303.8	19%	$3,716.5	$3,167.6	$548.9	17%
OUS	959.1	810.6	148.5	18%	1,946.6	1,525.8	420.8	28%
Total revenue	$2,892.3	$2,440.0	$452.3	19%	$5,663.1	$4,693.4	$969.7	21%
% of Revenue — U.S.	67%	67%			66%	67%
% of Revenue — OUS	33%	33%			34%	33%
We generally sell our products and services in local currencies where we have direct distribution channels. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 27% and 28% for the three and six months ended June 30, 2026, respectively, and 26% for both the three and six months ended June 30, 2025. Fluctuations in foreign currency exchange rates had a favorable impact on OUS total revenue of $4 million and $40 million for the three and six months ended June 30, 2026, respectively. Fluctuations in foreign currency exchange rates had a favorable impact on OUS total revenue of $14 million and $6 million for the three and six months ended June 30, 2025, respectively. The impact of fluctuations in foreign currency exchange rates was determined by comparing current period revenue converted to USD using exchange rates that were effective in the comparable prior year period, net of the impacts from foreign currency hedging.
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
Product Revenue
Three Months Ended June 30, 2026
Instruments and accessories revenue increased by 18% to $1.73 billion for the three months ended June 30, 2026, compared to $1.47 billion for the three months ended June 30, 2025. The increase in instruments and accessories revenue was primarily driven by approximately 15% higher da Vinci procedure volume, approximately 36% higher Ion procedure volume, and higher da Vinci instruments and accessories revenue per procedure, driven by the da Vinci 5 and da Vinci SP instruments and accessories mix. The second quarter 2026 U.S. da Vinci procedure growth was approximately 12%, driven primarily by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and appendectomy procedures, as well as growth in gynecological procedures, partially offset by a high-single-digit decline in U.S. bariatric procedures. The second quarter 2026 OUS da Vinci procedure growth was approximately 20%, driven by growth in general surgery procedures, most notably colorectal, hernia repair, and cholecystectomy procedures; urologic procedures, most notably prostatectomy and partial nephrectomy procedures; and gynecologic procedures, most notably hysterectomy procedures. Geographically, the second quarter 2026 OUS da Vinci procedure growth was driven by several geographic markets with particular strength in India, Italy, and the United Kingdom.
Systems revenue increased by 19% to $685 million for the three months ended June 30, 2026, compared to $575 million for the three months ended June 30, 2025. The higher second quarter 2026 system revenue was primarily driven by an increase in da Vinci surgical system placements, partially offset by an increase in the proportion of da Vinci surgical system placements under operating leases, higher operating lease revenue, and higher lease buyout revenue.
Operating lease revenue, including the contribution from Ion systems, was $262 million for the three months ended June 30, 2026, of which $169 million was variable lease revenue, primarily related to usage-based arrangements, compared to $214 million for the three months ended June 30, 2025, of which $130 million was variable lease revenue, primarily related to usage-based arrangements. Revenue from Lease Buyouts was $56 million for the three months ended June 30, 2026, compared to $30 million for the three months ended June 30, 2025. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise buyout options embedded in their leases.
The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements, Ion systems, and the impact of specified-price trade-in rights, was approximately $1.59 million for the three months ended June 30, 2026, compared to approximately $1.50 million for the three months ended June 30, 2025. The higher second quarter 2026 ASP was largely driven by favorable product mix, including from da Vinci 5 sales, partially offset by an unfavorable geographic mix. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
Six Months Ended June 30, 2026
Instruments and accessories revenue increased by 20% to $3.42 billion for the six months ended June 30, 2026, compared to $2.84 billion for the six months ended June 30, 2025. The increase in instruments and accessories revenue was primarily driven by approximately 15% higher da Vinci procedure volume, customer buying patterns, higher da Vinci instruments and accessories revenue per procedure, driven by the da Vinci 5 and da Vinci SP instruments and accessories mix, and foreign currency impacts. The year-to-date 2026 U.S. da Vinci procedure growth was approximately 13%, driven by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and appendectomy procedures, as well as growth in gynecological procedures. The number of U.S. da Vinci bariatric procedures performed declined approximately 10% in the first six months of 2026 compared with the first six months of 2025. The year-to-date 2026 OUS da Vinci procedure growth was approximately 20%, driven by growth in general surgery procedures, most notably colorectal, hernia repair, and cholecystectomy procedures; urologic procedures, most notably prostatectomy and partial nephrectomy procedures; and gynecologic procedures, most notably hysterectomy procedures. Geographically, the year-to-date 2026 OUS da Vinci procedure growth was driven by several markets with particular strength in Germany, India, South Korea, Italy, and the United Kingdom.

Systems revenue increased by 22% to $1.34 billion for the six months ended June 30, 2026, compared to $1.10 billion for the six months ended June 30, 2025. The higher year-to-date 2026 system revenue was primarily driven by an increase in da Vinci surgical system placements, partially offset by an increase in the proportion of da Vinci surgical system placements under operating leases, higher operating lease revenue, and higher year-to-date 2026 ASPs, driven by an increase in da Vinci 5 system placements.
Operating lease revenue, including the contribution from Ion systems, was $512 million for the six months ended June 30, 2026, of which $326 million was variable lease revenue, primarily related to usage-based arrangements, compared to $409 million for the six months ended June 30, 2025, of which $242 million was variable lease revenue, primarily related to usage-based arrangements. Revenue from Lease Buyouts was $108 million for the six months ended June 30, 2026, compared to $69 million for the six months ended June 30, 2025. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise buyout options embedded in their leases.
The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements, Ion systems, and the impact of specified-price trade-in rights, was approximately $1.66 million for the six months ended June 30, 2026, compared to approximately $1.55 million for the six months ended June 30, 2025. The higher year-to-date 2026 ASP was largely driven by favorable product mix, including from da Vinci 5 system placements, partially offset by an unfavorable geographic mix. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue increased by 21% to $472 million for the three months ended June 30, 2026, compared to $391 million for the three months ended June 30, 2025. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue and favorable product mix, including from da Vinci 5 system placements.
Service revenue increased by 20% to $906 million for the six months ended June 30, 2026, compared to $754 million for the six months ended June 30, 2025. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue and favorable product mix, particularly from da Vinci 5 surgical system placements.
Recurring Revenue
Recurring revenue represents the revenue recognized from instruments and accessories, service, and operating lease arrangements. Recurring revenue is an operating measure that we use to assess the strength of our installed base, system utilization, and procedure adoption.
Recurring revenue during the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Instruments and accessories revenue	$1,734.9	$1,474.1	$3,421.3	$2,841.8
Service revenue	472.4	391.2	906.1	754.2
Operating lease revenue	261.8	213.8	512.0	409.0
Total recurring revenue	$2,469.1	$2,079.1	$4,839.4	$4,005.0
% of Total revenue	85%	85%	85%	85%

Gross Profit
Product
Our product gross profit during the periods presented was as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Product gross profit (1)	$1,642.9	$1,362.6	$280.3	21%	$3,200.0	$2,582.3	$617.7	24%
Product gross profit margin	67.9%	66.5%			67.3%	65.6%
________
(1) Includes the following expenses:
Share-based compensation	$28.8	$30.3	$(1.5)	(5)%	$58.1	$60.5	$(2.4)	(4)%
Intangible asset amortization	$20.0	$2.3	$17.7	770%	$25.8	$4.5	$21.3	473%
Product gross profit margin increased for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily driven by IEEPA tariff refunds, lower logistics costs, and fixed overhead leverage, partially offset by higher intangible asset amortization.
Product gross profit margin increased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by product cost reductions, IEEPA tariff refunds, fixed overhead leverage, and lower logistics costs, partially offset by higher tariff expenses and higher intangible asset amortization.
Our capital expenditures increased in 2025, as we continued to build the infrastructure needed to scale our business and, as a result, depreciation expense increased in the three and six months ended June 30, 2026. We expect depreciation expense to continue to increase in the remainder of 2026. Additionally, in connection with the acquisition of a business in the first quarter of 2026, we expect amortization of intangible assets to be higher in the remainder of 2026 compared to 2025.
In 2025, new and incremental tariffs were imposed on goods imported to the U.S. We import raw materials and finished goods from sources outside of the U.S., which were subject to tariffs, including but not limited to our endoscopes, which are primarily manufactured in Germany. In 2026, there were changes to the tariffs imposed on goods imported to the U.S. In addition, during the second quarter of 2026, we recognized $27.5 million of refunds related to IEEPA tariffs paid in prior periods, which reduced cost of product revenues. The ultimate impact of tariffs will depend on various factors, including the amount, scope, timing, and nature of the tariffs imposed.
Service
Our service gross profit during the periods presented was as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Service gross profit (1)	$317.5	$255.3	$62.2	24%	$590.9	$493.3	$97.6	20%
Service gross profit margin	67.2%	65.3%			65.2%	65.4%
________
(1) Includes the following expenses:
Share-based compensation	$9.2	$8.6	$0.6	7%	$18.5	$16.8	$1.7	10%
Intangible asset amortization	$3.3	$0.2	$3.1	1550%	$4.1	$0.4	$3.7	925%
Service gross profit margin increased for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily driven by IEEPA tariff refunds and lower tariff expenses, partially offset by higher intangible asset amortization.
Service gross profit margin decreased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by higher costs associated with our da Vinci 5 surgical system, incremental fixed costs, including depreciation expense, higher excess and obsolete inventory charges, and higher intangible asset amortization, partially offset by IEEPA tariff refunds and favorable repair parts mix.
In connection with the acquisition of a business, we expect amortization of intangible assets to be higher in the remainder of 2026 compared to 2025.

During the second quarter of 2026, we recognized $8.4 million of refunds related to IEEPA tariffs paid in prior periods, which reduced cost of service revenue. The ultimate impact of tariffs will depend on various factors, including the amount, scope, timing, and nature of the tariffs imposed.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, trade show expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general, and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selling, general, and administrative (1)	$617.9	$561.2	$56.7	10%	$1,231.2	$1,124.6	$106.6	9%
% of Total revenue	21%	23%			22%	24%
________
(1) Includes the following expenses:
Share-based compensation	$88.1	$86.3	$1.8	2%	$180.8	$168.6	$12.2	7%
Intangible asset amortization	$0.5	$0.1	$0.4	400%	$0.7	$0.6	$0.1	17%
Selling, general, and administrative expenses for the three months ended June 30, 2026, increased compared to the three months ended June 30, 2025 primarily due to higher personnel-related expenses, driven by an increase in headcount and higher employee compensation, including variable compensation expense and share-based compensation expense, as well as higher infrastructure costs, including depreciation expense.
Selling, general, and administrative expenses for the six months ended June 30, 2026, increased compared to the six months ended June 30, 2025 primarily due to higher personnel-related expenses, driven by an increase in headcount and higher employee compensation, including variable compensation expense and share-based compensation expense, partially offset by lower legal expenses.
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
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Research and development (1)	$370.6	$313.3	$57.3	18%	$732.5	$629.5	$103.0	16%
% of Total revenue	13%	13%			13%	13%
________
(1) Includes the following expenses:
Share-based compensation	$86.7	$74.7	$12.0	16%	$168.7	$143.7	$25.0	17%
Intangible asset-related charges	$0.2	$2.2	$(2.0)	(91)%	$0.5	$7.8	$(7.3)	(94)%
Research and development expenses for both the three and six months ended June 30, 2026, increased compared to the three and six months ended June 30, 2025. The increase in research and development expenses for the three and six months ended June 30, 2026, was primarily driven by higher direct project costs incurred to support an expanded portfolio of product development initiatives, as well as increased personnel‑related expenses, including share‑based compensation, driven by higher headcount.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

Interest and Other Income, Net
Interest and other income, net during the periods presented was as follows (dollars in millions):

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest and other income, net	$82.7	$88.7	$(6.0)	(7)%	$167.8	$179.1	$(11.3)	(6)%
% of Total revenue	3%	4%			3%	4%
Interest and other income, net, for the three and six months ended June 30, 2026, decreased compared to the three and six months ended June 30, 2025, primarily driven by lower interest income on reduced average cash and investment balances, largely driven by cash used for stock repurchases and the acquisition of a business during the first quarter of 2026. This decrease was partially offset by unrealized gains on strategic investments (compared to unrealized losses during the three and six months ended June 30, 2025) and lower foreign exchange losses, net of the impacts of derivatives and hedging.
Income Tax Expense
Income tax expense (benefit) during the periods presented was as follows (dollars in millions):

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income tax expense (benefit)	$231.4	$167.9	$63.5	38%	$345.8	$132.7	$213.1	161%
Effective income tax rate	21.9%	20.2%			17.3%	8.8%
Our higher effective tax rate for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was primarily due to lower tax rate benefits from excess tax benefits, as discussed below, and a lower federal research and development credit benefit, partially offset by lower taxes on foreign earnings.
Our provision for income taxes for the three months ended June 30, 2026, and 2025, included excess tax benefits associated with employee equity plans of $17.3 million and $32.9 million, respectively, which reduced our effective tax rate by 1.6 and 4.0 percentage points, respectively. Our provision for income taxes for the six months ended June 30, 2026, and 2025, included excess tax benefits associated with employee equity plans of $90.6 million and $178.3 million, respectively, which reduced our effective tax rate by 4.5 and 11.9 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under GAAP, which results in increased income tax expense volatility.
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
In January 2026, the OECD released administrative guidance recognizing the U.S. minimum tax regime and introducing a “side-by-side” package intended to exempt U.S.-parented groups from Pillar Two minimum taxes imposed by foreign jurisdictions on U.S. earnings. Although full adoption of the guidance is expected to eliminate this exposure with respect to the U.S. jurisdiction, laws to implement the framework have not been enacted in all relevant countries. Accordingly, our financial results reflect the laws enacted and in effect as of June 30, 2026, which did not have a material impact on our tax provision as of June 30, 2026.
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
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
Our principal source of liquidity is cash provided by our operations. Cash and cash equivalents plus short- and long-term investments decreased by $0.4 billion to $8.6 billion as of June 30, 2026, from $9.0 billion as of December 31, 2025, primarily as a result of cash used for repurchases of common stock and the acquisition of a business, partially offset by cash generated from operations.
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
Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the periods presented (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$1,972.9	$1,297.0
Investing activities	(941.1)	474.2
Financing activities	(1,641.6)	(383.6)
Effect of exchange rates on cash, cash equivalents, and restricted cash	8.1	(3.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(601.7)	$1,384.1
Operating Activities
For the six months ended June 30, 2026, net cash provided by operating activities of $1.97 billion exceeded our net income of $1.65 billion, primarily due to the following factors:
1.Our net income included non-cash charges of $1.19 billion, consisting primarily of share-based compensation of $419 million; deferred income tax expense of $370 million; and depreciation expense and losses on the disposal of property, plant, and equipment of $371 million.
2.Changes in operating assets and liabilities resulted in $870 million of cash used in operating activities during the six months ended June 30, 2026. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $515 million, primarily to address the growth in our business, including the expansion of our leasing business, and to mitigate risks of disruption that could arise from global supply chain shortages. Accrued compensation and employee benefits decreased by $230 million, primarily due to payments for 2025 incentive compensation. Prepaids and other assets increased by $179 million, primarily driven by an increase in prepaid taxes caused by accelerated deductions for previously capitalized research and development expenditures, which will reduce the Company’s future income taxes paid. Accounts receivable increased by $50 million, primarily due to the timing of customer billings and collections. The unfavorable impact of these items on cash provided by operating activities was partially offset by an increase in deferred revenue of $45 million, primarily due to the timing of payment and delivery of goods and services.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026, consisted primarily of cash used in the acquisition of a business of $528 million, as well as $243 million paid for the purchases of investments, net of maturities and sales of investments. We also used $216 million for purchases of property, plant, and equipment. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in money market funds, U.S. treasury and U.S. government agency securities, high-quality corporate notes and bonds, commercial paper, non-U.S. government agency securities, and taxable and tax-exempt municipal notes.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026, consisted primarily of cash used for the repurchase of our common stock for $1.44 billion and taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $365 million, partially offset by cash proceeds from stock option exercises and employee stock purchases of $187 million.
As of June 30, 2026, $64 million of unsettled common stock repurchases remained accrued and unpaid and, therefore, were not included in cash used in financing activities during the six months ended June 30, 2026.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the six months ended June 30, 2026, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information included in Note 8 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factor set forth below updates, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
RISKS RELATING TO OUR BUSINESS
THIRD PARTIES MAY OFFER TO SELL REMANUFACTURED INSTRUMENTS AND ACCESSORIES TO OUR CUSTOMERS OR PROVIDE UNAUTHORIZED SERVICE ON OUR SYSTEMS, WHICH COULD ADVERSELY IMPACT OUR FINANCIAL RESULTS, CREATE SAFETY ISSUES, AND HARM OUR REPUTATION.
A significant portion of our revenue is generated through sales of instruments and accessories. We are aware that certain regulatory authorities have granted clearance or approval for the remanufacturing of certain of these instruments for use with our da Vinci surgical systems. Third parties have offered, and may continue to offer, customers instruments and accessories that have been remanufactured and/or are unauthorized, including instruments that have been remanufactured to support the use of some of our limited-use instruments beyond their labeled useful life. These third-party instruments and accessories may be offered at lower prices and have different performance characteristics. Additionally, third parties have provided, and may continue to provide, unauthorized service and maintenance on our da Vinci surgical systems and Ion endoluminal system.
Third party offerings of our instruments and accessories or service or maintenance on our systems could potentially result in reduced revenue, increased patient safety risks, and negative publicity for us if these products cause injuries and/or do not function as intended when used, any of which could have a material adverse effect on our business, financial condition, or results of operations. In addition, we may be subject to laws that regulate or attempt to regulate the manner in which third-party instruments and accessories or third-party service providers interact with our systems, and such laws could also negatively impact our business, financial condition, or results of operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended June 30, 2026:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
April 1 to April 30, 2026	212,268	$451.56	212,268	$5.0	billion
May 1 to May 31, 2026	433,195	$451.04	433,195	$4.8	billion
June 1 to June 30, 2026	218,413	$401.65	218,413	$4.7	billion
Total during quarter ended June 30, 2026	863,876	$438.68	863,876
(1) Represents the cumulative amount remaining for stock repurchases under the Board-authorized Repurchase Program established in March 2009 (the “Repurchase Program”). In April 2026, the Board increased the authorized amount available under the Repurchase Program to $5.0 billion. Authorizations under the Repurchase Program do not expire.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Plans
On May 7, 2026, Gary S. Guthart, Ph.D., the Company’s Executive Chair of the Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Guthart’s trading plan provides for (i) the potential sale of up to 107,596 shares of the Company’s common stock, including the potential exercise and sale of up to 75,076 shares of the Company’s common stock subject to stock options, and (ii) the potential sale of up to 47,234 shares of the Company’s common stock from a trust in which Dr. Guthart is a trustee, until June 15, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
On May 10, 2026, Amy L. Ladd, M.D., a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Ladd’s trading plan provides for the potential sale of up to 472 shares of the Company’s common stock until May 15, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
On May 27, 2026, Patricia L. Wadors, the Company’s Chief Human Resources Officer, adopted a Rule 10b5-1 trading plan. Ms. Wadors’ trading plan provides for the potential sale of up to 3,494 shares of the Company’s common stock until May 29, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
On June 7, 2026, Henry L. Charlton, the Company’s former EVP & Chief Commercial and Marketing Officer, adopted a Rule 10b5-1 trading plan. Mr. Charlton’s trading plan provides for the potential sale of up to 26,124 shares of the Company’s common stock, including the potential exercise and sale of up to 14,002 shares of the Company’s common stock subject to stock options, until June 15, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
On June 8, 2026, Fredrik C. Widman, the Company’s Vice President, Corporate Controller, adopted a Rule 10b5-1 trading plan. Mr. Widman’s trading plan provides for the potential sale of up to 19,026 shares of the Company’s common stock, including the potential exercise and sale of up to 16,346 shares of the Company’s common stock subject to stock options, until September 15, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company, as Amended.	10-Q	000-30713	3.1	7/23/2020
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Company.	10-Q	000-30713	3.1	10/20/2021
3.3	Amended and Restated Bylaws of the Company.	8-K	000-30713	3.1	2/1/2021
10.1	Intuitive Surgical, Inc. Amended and Restated 2010 Incentive Award Plan, as amended and restated.	8-K	000-30713	10.1	5/4/2026
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
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
Date: July 21, 2026