Form 10-Q
period 2026-09-30
INTUITIVE SURGICAL INC
filed 2026-10-21
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 346,643,718 shares of Common Stock, $0.001 par value per share, outstanding as of October 15, 2026.

INTUITIVE SURGICAL, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,978.1	$3,368.0
Short-term investments	1,064.4	2,566.9
Accounts receivable, net	1,721.3	1,527.3
Inventory	2,128.2	1,840.0
Prepaids and other current assets	536.3	477.3
Total current assets	8,428.3	9,779.5
Property, plant, and equipment, net	5,676.2	5,342.4
Long-term investments	2,757.9	3,099.2
Deferred tax assets	719.7	1,018.6
Intangible and other assets, net	1,209.2	848.7
Goodwill	557.8	370.3
Total assets	$19,349.1	$20,458.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$279.5	$255.1
Accrued compensation and employee benefits	505.9	648.4
Deferred revenue	541.2	506.7
Other accrued liabilities	1,206.4	596.0
Total current liabilities	2,533.0	2,006.2
Other long-term liabilities	698.3	510.8
Total liabilities	3,231.3	2,517.0
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; zero shares issued and outstanding as of September 30, 2026, and December 31, 2025	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 346.6 shares and 355.1 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	0.3	0.4
Additional paid-in capital	11,521.1	10,768.5
Retained earnings	4,525.1	7,011.8
Accumulated other comprehensive income (loss)	(60.3)	43.3
Total Intuitive Surgical, Inc. stockholders’ equity	15,986.2	17,824.0
Noncontrolling interest in joint venture	131.6	117.7
Total stockholders’ equity	16,117.8	17,941.7
Total liabilities and stockholders’ equity	$19,349.1	$20,458.7
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions (except per share amounts)	2026	2025	2026	2025
Revenue:
Product	$2,566.5	$2,109.2	$7,323.5	$6,048.4
Service	482.2	395.9	1,388.3	1,150.1
Total revenue	3,048.7	2,505.1	8,711.8	7,198.5
Cost of revenue:
Product	797.7	699.4	2,354.7	2,056.3
Service	166.7	143.3	481.9	404.2
Total cost of revenue	964.4	842.7	2,836.6	2,460.5
Gross profit	2,084.3	1,662.4	5,875.2	4,738.0
Operating expenses:
Selling, general, and administrative	633.4	573.3	1,864.6	1,697.9
Antitrust class action litigation settlement	450.0	—	450.0	—
Research and development	408.3	329.4	1,140.8	958.9
Total operating expenses	1,491.7	902.7	3,455.4	2,656.8
Income from operations	592.6	759.7	2,419.8	2,081.2
Interest and other income, net	75.8	95.5	243.6	274.6
Income before taxes	668.4	855.2	2,663.4	2,355.8
Income tax expense	144.0	146.0	489.8	278.7
Net income	524.4	709.2	2,173.6	2,077.1
Less: net income attributable to noncontrolling interest in joint venture	1.6	4.8	11.2	15.9
Net income attributable to Intuitive Surgical, Inc.	$522.8	$704.4	$2,162.4	$2,061.2
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.50	$1.98	$6.13	$5.77
Diluted	$1.49	$1.95	$6.07	$5.67
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	349.0	356.6	352.6	357.5
Diluted	351.6	361.8	356.2	363.5
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on hedge instruments	$(13.9)	$12.5	$(0.9)	$(13.2)
Unrealized gains (losses) on available-for-sale securities	(34.0)	5.2	(76.3)	41.7
Foreign currency translation gains (losses)	(17.8)	5.9	(23.1)	49.5
Employee benefit plan adjustments	0.3	0.1	(0.6)	0.4
Other comprehensive income (loss)	(65.4)	23.7	(100.9)	78.4
Total comprehensive income	459.0	732.9	2,072.7	2,155.5
Less: comprehensive income attributable to noncontrolling interest	2.3	5.0	13.9	16.5
Total comprehensive income attributable to Intuitive Surgical, Inc.	$456.7	$727.9	$2,058.8	$2,139.0
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
in millions	2026	2025
Operating activities:
Net income	$2,173.6	$2,077.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	559.0	446.3
Amortization of intangible and other assets	85.0	37.3
Accretion of discounts, amortization of premiums, and (gains) losses on investments, net	(28.1)	(42.3)
Gain on sale of business and assets	(7.9)	—
Deferred income taxes	315.9	58.6
Share-based compensation expense	632.0	584.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(103.2)	(34.2)
Inventory	(822.0)	(810.4)
Prepaids and other assets	(167.7)	(248.9)
Accounts payable	26.1	97.0
Accrued compensation and employee benefits	(149.6)	(80.2)
Deferred revenue	52.1	47.6
Other liabilities	631.8	5.2
Net cash provided by operating activities	3,197.0	2,138.0
Investing activities:
Purchase of investments	(1,460.3)	(790.9)
Proceeds from sales of investments	1,845.1	249.1
Proceeds from maturities of investments	1,373.5	1,795.5
Proceeds from sale of assets	46.0	—
Purchase of property, plant, and equipment	(329.0)	(377.3)
Acquisition of business, net of cash, and intellectual property and other investing activities	(518.6)	(1.2)
Net cash provided by investing activities	956.7	875.2
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	283.8	273.7
Taxes paid related to net share settlement of equity awards	(378.5)	(406.0)
Repurchase of common stock	(4,419.2)	(2,094.3)
Other financing activities	(21.3)	—
Net cash used in financing activities	(4,535.2)	(2,226.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3.5)	0.5
Net increase (decrease) in cash, cash equivalents, and restricted cash	(385.0)	787.1
Cash, cash equivalents, and restricted cash, beginning of period	3,407.4	2,062.4
Cash, cash equivalents, and restricted cash, end of period	$3,022.4	$2,849.5

Supplemental and non-cash disclosures:
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$670.5	$580.1
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	82.1	79.9
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
Certain information and footnote disclosures typically included in the annual consolidated financial statements have been condensed or omitted. Accordingly, these Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 3, 2026. The results of operations for the first nine months of 2026 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
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
Risks and Uncertainties
The Company’s future results of operations and liquidity could be materially adversely affected by uncertainties surrounding macroeconomic and geopolitical factors, both in the U.S. and globally. These uncertainties include the introduction or modification of tariffs and trade restrictions, as well as supply constraints resulting from price inflation, market demand, elevated interest rates, and disruptions in commodity markets associated with political conflicts, including those between Russia and Ukraine and conflicts in the Middle East, including those with Iran.
Existing tariffs and country-specific trade requirements, including export license controls between major economies, may increase the Company’s cost of raw materials and finished goods imported from outside of the U.S. Additionally, the Company anticipates that some of its suppliers will incur incremental tariff-related or inflationary costs, which may be passed on to the Company. The Company also continues to monitor the availability and pricing of certain critical components and materials. The ultimate impact will depend on various factors, including their timing, magnitude, duration, and scope.
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets. The Company adopted ASU 2025-05 effective January 1, 2026, on a prospective basis. In connection with this adoption, the Company elected to apply the practical expedient permitted by the standard, which assumes that current conditions as of the balance sheet date do not change for the remaining life of the assets. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
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
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale debt securities’ amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit loss, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments (in millions):

	As of September 30, 2026
						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
Cash	$649.4	$—	$—	$—	$649.4	$649.4	$—	$—
Level 1:
Money market funds	1,879.2	—	—	—	1,879.2	1,879.2	—	—
U.S. treasuries	3,690.5	0.3	(45.7)	—	3,645.1	449.5	862.3	2,333.3
Subtotal	5,569.7	0.3	(45.7)	—	5,524.3	2,328.7	862.3	2,333.3
Level 2(1):
Corporate debt securities	459.5	—	(13.4)	(0.1)	446.0	—	33.1	412.9
U.S. government agencies	181.3	—	(0.6)	—	180.7	—	169.0	11.7
Subtotal	640.8	—	(14.0)	(0.1)	626.7	—	202.1	424.6
Total assets measured at fair value	$6,859.9	$0.3	$(59.7)	$(0.1)	$6,800.4	$2,978.1	$1,064.4	$2,757.9

	As of December 31, 2025
						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
Cash	$514.9	$—	$—	$—	$514.9	$514.9	$—	$—
Level 1:
Money market funds	2,287.0	—	—	—	2,287.0	2,287.0	—	—
U.S. treasuries	5,694.3	39.0	(0.9)	—	5,732.4	565.1	2,345.5	2,821.8
Subtotal	7,981.3	39.0	(0.9)	—	8,019.4	2,852.1	2,345.5	2,821.8
Level 2(1):
Corporate debt securities	167.8	—	(0.7)	(0.1)	167.0	1.0	78.4	87.6
U.S. government agencies	330.6	2.3	(0.1)	—	332.8	—	143.0	189.8
Subtotal	498.4	2.3	(0.8)	(0.1)	499.8	1.0	221.4	277.4
Total assets measured at fair value	$8,994.6	$41.3	$(1.7)	$(0.1)	$9,034.1	$3,368.0	$2,566.9	$3,099.2

(1) When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable inputs for similar securities from various third-party data providers.

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale debt securities, excluding money market funds (in millions):

	As of September 30, 2026
	Amortized Cost	Fair Value
Mature in less than one year	$1,517.1	$1,513.9
Mature in one to five years	2,814.2	2,757.9
Total	$4,331.3	$4,271.8
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains and losses recognized on the sale of investments were immaterial for the three and nine months ended September 30, 2026.
The following tables present the breakdown of the available-for-sale debt securities with unrealized losses (in millions):

	As of September 30, 2026
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$3,198.5	$(45.6)	$40.0	$(0.1)	$3,238.5	$(45.7)
Corporate debt securities	431.2	(13.3)	14.8	(0.1)	446.0	(13.4)
U.S. government agencies	124.7	(0.6)	—	—	124.7	(0.6)
Total	$3,754.4	$(59.5)	$54.8	$(0.2)	$3,809.2	$(59.7)

	As of December 31, 2025
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$298.0	$(0.3)	$164.4	$(0.6)	$462.4	$(0.9)
Corporate debt securities	44.5	—	73.6	(0.7)	118.1	(0.7)
U.S. government agencies	—	—	29.2	(0.1)	29.2	(0.1)
Total	$342.5	$(0.3)	$267.2	$(1.4)	$609.7	$(1.7)

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
The current unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of September 30, 2026, the Company does not intend to sell the investments in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell any of the investments before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company does not expect to realize any losses on these available-for-sale debt securities. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security.
For the three and nine months ended September 30, 2026, and 2025, credit losses related to available-for-sale debt securities were not material.
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
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2025 Carrying Value	Changes in Fair Value (1)	Purchases / Sales / Other (2)	September 30, 2026 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments without readily determinable fair value	$121.7	$1.7	$12.0	$135.4	$—	$135.4

(1) Recorded in interest and other income, net.
(2) Other includes foreign currency translation gains/(losses).
During the nine months ended September 30, 2026, the Company did not hold any equity investments with readily determinable fair values (Level 1).
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
For these derivatives, the Company reports the unrealized after-tax gain or loss from the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies the amount into earnings in the same period in which the hedged transaction affects earnings. The amounts reclassified to revenue and expenses related to the hedged transactions and the ineffective portions of cash flow hedges were not material for the three and nine months ended September 30, 2026, and 2025.

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
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Recognized gains (losses) in interest and other income, net	$(16.3)	$13.2	$3.3	$(22.1)
Foreign exchange gains (losses) related to balance sheet remeasurement	14.7	(14.3)	(9.2)	12.2
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Notional amounts:
Forward contracts	$688.0	$535.5	$869.0	$798.7
Gross fair value recorded in:
Prepaids and other current assets	$12.5	$8.8	$10.4	$10.7
Other accrued liabilities	8.9	4.1	6.1	6.6
NOTE 4.    CONDENSED CONSOLIDATED FINANCIAL STATEMENT DETAILS
Balance Sheet Details
The following tables provide details of selected Condensed Consolidated Balance Sheet line items (in millions):

	As of
Accounts receivable, net	September 30, 2026	December 31, 2025
Trade accounts receivable, net	$1,471.8	$1,357.7
Unbilled accounts receivable and other	278.0	196.3
Sales returns and allowances	(28.5)	(26.7)
Total accounts receivable, net	$1,721.3	$1,527.3

	As of
Inventory	September 30, 2026	December 31, 2025
Raw materials	$652.3	$561.1
Work-in-process	333.2	287.9
Finished goods	1,142.7	991.0
Total inventory	$2,128.2	$1,840.0

	As of
Prepaids and other current assets	September 30, 2026	December 31, 2025
Net investment in sales-type leases – short-term	$103.7	$100.9
Prepaid taxes	80.6	15.3
Other prepaids and other current assets	352.0	361.1
Total prepaids and other current assets	$536.3	$477.3

	As of
Other accrued liabilities – short-term	September 30, 2026	December 31, 2025
Income and other taxes payable	$218.8	$125.4
Accrued construction-related capital expenditures	62.6	58.3
Litigation-related accruals	463.2	6.2
Other accrued liabilities	461.8	406.1
Total other accrued liabilities – short-term	$1,206.4	$596.0

	As of
Other long-term liabilities	September 30, 2026	December 31, 2025
Income taxes payable – long-term	$273.6	$193.6
Deferred revenue – long-term	128.2	91.4
Other long-term liabilities	296.5	225.8
Total other long-term liabilities	$698.3	$510.8
Restricted Cash
Amounts included in restricted cash primarily relate to the Company’s insurance programs and certain employee-related benefits. The following table provides details of total cash, cash equivalents, and restricted cash as of the periods presented (in millions):

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$2,978.1	$3,368.0
Restricted cash within other current assets	29.3	24.4
Restricted cash within other assets	15.0	15.0
Total cash, cash equivalents, and restricted cash	$3,022.4	$3,407.4

NOTE 5.    REVENUE
Revenue from external customers is attributed to individual countries based on customer location. The following table presents revenue disaggregated by geography and type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S.	2026	2025	2026	2025
Instruments and accessories	$1,247.9	$1,062.0	$3,550.1	$3,043.1
Systems	505.5	397.5	1,327.4	1,087.4
Service	309.6	258.1	902.0	754.7
Total U.S. revenue	$2,063.0	$1,717.6	$5,779.5	$4,885.2

Outside of the U.S. (“OUS”)
Instruments and accessories	$549.5	$456.8	$1,668.6	$1,317.5
Systems	263.6	192.9	777.4	600.4
Service	172.6	137.8	486.3	395.4
Total OUS revenue	$985.7	$787.5	$2,932.3	$2,313.3

Total
Instruments and accessories	$1,797.4	$1,518.8	$5,218.7	$4,360.6
Systems	769.1	590.4	2,104.8	1,687.8
Service	482.2	395.9	1,388.3	1,150.1
Total revenue	$3,048.7	$2,505.1	$8,711.8	$7,198.5
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company’s system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $3.8 billion as of September 30, 2026. The remaining performance obligations are expected to be satisfied over the term of the system sale, lease, and service arrangements. Approximately half of the remaining performance obligations are expected to be recognized in the next 12 months, with the remainder recognized thereafter over the term of the system sale, lease, and service arrangements, which are generally up to 5 years.
Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	September 30, 2026	December 31, 2025
Contract assets	$33.8	$15.3
Deferred revenue (1)	669.4	598.1

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

During the three and nine months ended September 30, 2026, the Company recognized $97 million and $478 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2025. During the three and nine months ended September 30, 2025, the Company recognized $91 million and $415 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2024.
Intuitive System Leasing
The following table presents product revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales-type lease revenue	$25.3	$30.9	$78.8	$72.5
Operating lease revenue*	275.0	223.0	787.0	632.0

*Variable lease revenue included within operating lease revenue, primarily related to usage-based arrangements	$177.8	$138.3	$503.8	$380.0
Trade Accounts Receivable
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three and nine months ended September 30, 2026, and 2025, bad debt expense was not material.
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

	As of
	September 30, 2026	December 31, 2025
Gross lease receivables	$358.4	$317.5
Unearned income	(27.1)	(14.7)
Subtotal	331.3	302.8
Allowance for credit loss	(2.6)	(2.6)
Net investment in sales-type leases	$328.7	$300.2
Reported as:
Prepaids and other current assets	$103.7	$100.9
Intangible and other assets, net	225.0	199.3
Net investment in sales-type leases (1)	$328.7	$300.2

(1) On March 1, 2026, in connection with the acquisition of a business, the Company acquired a total of $75.2 million of net investments in sales-type leases, of which $20.0 million was included in prepaids and other current assets and $55.2 million was included in intangible and other assets, net. Refer to Note 7 for further information.

Contractual maturities of gross lease receivables as of September 30, 2026, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2026	$30.0
2027	119.4
2028	91.1
2029	66.0
2030	31.6
2031 and thereafter	20.3
Total	$358.4
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
The Company manages the credit risk of the net investment in sales-type leases using a number of factors relating to its customers, including, but not limited to, the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table summarizes the amortized cost basis by year of origination and by credit quality for the net investment in sales-type leases as of September 30, 2026 (in millions):

	2026	2025	2024	2023	2022	Prior	Net Investment
Credit Rating:
High	$41.8	$41.7	$40.5	$13.3	$15.0	$1.8	$154.1
Moderate	39.8	59.8	41.8	17.9	13.0	2.3	174.6
Low	—	0.5	1.7	—	0.4	—	2.6
Total	$81.6	$102.0	$84.0	$31.2	$28.4	$4.1	$331.3
For the three and nine months ended September 30, 2026, and 2025, credit losses related to the net investment in sales-type leases were not material.
NOTE 7.    BUSINESS COMBINATION, GOODWILL, AND INTANGIBLE ASSETS
Business Combination
Acquisition of ab medica, Abex, Excelencia Robótica, and their Affiliates
On March 1, 2026, Intuitive acquired the da Vinci and Ion distribution businesses previously operated by ab medica, Abex, Excelencia Robótica, and their affiliates for approximately $533.1 million in cash, net of the effective settlement of existing receivables of $32.6 million. No gain or loss was recognized upon settlement, as amounts were stated at fair value. As a result of the acquisition, Intuitive assumed direct distribution responsibilities for Italy, Spain, Portugal, Malta, San Marino, and associated territories. During the three months ended September 30, 2026, the Company finalized the purchase consideration and received a payment from the sellers of $15.6 million.

The preliminary purchase consideration allocation has been updated for measurement period adjustments identified as of September 30, 2026. The fair values of the assets acquired and liabilities assumed were as follows (in millions):

Amount
Cash	$37.5
Accounts receivable, net	90.9
Other acquired current assets	37.5
Property, plant, and equipment, net	60.6
Intangible and other assets	281.0
Goodwill	196.3
Total assets acquired	703.8

Accounts payable, accrued liabilities, and other current liabilities	78.5
Deferred tax liabilities – long-term	54.4
Other long-term liabilities	20.8
Total liabilities assumed	153.7

Fair value of assets acquired and liabilities assumed	$550.1
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
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the period presented (in millions):

Amount
Balance as of December 31, 2025	$370.3
Acquisition activity	196.3
Foreign currency translation and other activity	(8.8)
Balance as of September 30, 2026	$557.8

Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible assets balances (in millions):

	As of September 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$138.2	$(127.0)	$11.2	$192.8	$(182.8)	$10.0
Customer relationships	193.4	(18.8)	174.6	28.2	(27.1)	1.1
Distribution rights and others	6.1	(1.2)	4.9	—	—	—
Total definite-lived intangible assets	$337.7	$(147.0)	$190.7	$221.0	$(209.9)	$11.1
In-process research and development	6.0	—	6.0	6.0	—	6.0
Total intangible assets	$343.7	$(147.0)	$196.7	$227.0	$(209.9)	$17.1
Amortization expense related to intangible assets was $9.3 million and $3.3 million for the three months ended September 30, 2026, and 2025, respectively. Amortization expense related to intangible assets was $40.4 million and $9.9 million for the nine months ended September 30, 2026, and 2025, respectively.
The estimated future amortization expense related to intangible assets as of September 30, 2026, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2026	$8.9
2027	35.4
2028	33.9
2029	31.4
2030	30.4
2031 and thereafter	50.7
Total	$190.7
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
On March 31, 2024, the Court granted-in-part and denied-in-part both Intuitive’s and plaintiff’s motions for summary judgment. Trial in this matter commenced on January 6, 2025. On January 28, 2025, after the close of both plaintiff’s and Intuitive’s cases in chief, the Court found in Intuitive’s favor on all of SIS’s antitrust claims and stayed Intuitive’s counterclaims. On February 27, 2025, SIS filed a Notice of Appeal to the Ninth Circuit Court of Appeals. SIS filed its brief on July 23, 2025. The Company filed its response brief on October 29, 2025. SIS filed its reply brief on December 26, 2025. Oral argument took place on June 25, 2026. On August 13, 2026, the Ninth Circuit Court of Appeals issued an order reversing the district court’s judgment and remanding the case for further proceedings. Intuitive filed its petition for rehearing en banc on September 29, 2026. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
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
With regard to this class action case, on September 7, 2023, the Court heard argument on the parties’ respective motions for summary judgment and motions related to expert testimony. On March 31, 2024, the Court granted-in-part and denied-in-part plaintiffs’ motion for summary judgment on certain market definition issues and denied Intuitive’s motion on the antitrust claims. In denying Intuitive’s motion, the Court declined to decide whether third-party companies were required to obtain 510(k) clearance for their services with respect to EndoWrist instruments, and in the absence of a formal ruling from the FDA on that question denied Intuitive’s motion for summary judgment challenging plaintiffs’ standing on that ground. There were additional rulings on the expert witness issues as well. In the summary judgment order, the Court ruled with plaintiffs that the da Vinci robot and EndoWrist instruments occupy separate product markets for antitrust purposes. The Court also ruled that there is an antitrust aftermarket for the repair and replacement of EndoWrist instruments, and that Intuitive holds monopoly power in that aftermarket. The Court denied summary judgment for plaintiffs on the issue of whether soft-tissue surgical robots constitute a relevant antitrust market or are part of a larger market that includes laparoscopic and open surgery for antitrust purposes. On July 30, 2024, the Court granted Intuitive’s motion for reconsideration, vacating those portions of the Court’s March 31, 2024, Order granting summary judgment as to the definition of a U.S. market for EndoWrist instrument repair and replacement and Intuitive’s market power in such a market. On March 31, 2025, the Court granted plaintiffs’ motion for class certification. The Court entered a scheduling order setting trial for September 14, 2027. In October 2026, following a mediation, the Company and plaintiffs reached a written agreement, without any admission of liability or wrongdoing by the Company, to settle the case for a one-time payment of $450 million and mutually agreed injunctive relief. The settlement remains subject to preliminary and final approval by the Court, and there can be no assurance that the Court will approve the settlement or that individual class members will not object. The Company recorded a charge of $450 million in operating expenses for the three and nine months ended September 30, 2026, and a corresponding liability in other accrued liabilities as of September 30, 2026.
On September 18, 2024, Restore Robotics Repairs (“Restore”) filed a complaint in the United States District Court for the Northern District of Florida alleging antitrust claims against the Company relating to the service and replacement of X/Xi EndoWrist instruments for use with the da Vinci X and Xi surgical systems. On December 9, 2024, Intuitive filed a motion to dismiss to which plaintiff responded by amending its complaint. Intuitive filed a motion to dismiss the first amended complaint on January 31, 2025. Plaintiff filed an opposition to Intuitive’s motion to dismiss on February 14, 2025, and Intuitive filed a reply on March 26, 2025. On November 7, 2025, the Court entered an Order granting Intuitive’s motion to dismiss. Plaintiff filed its notice of appeal to the Eleventh Circuit Court of Appeals on November 29, 2025. Restore’s initial brief was filed on February 11, 2026. Intuitive’s response was filed on May 13, 2026. Restore’s reply brief was filed on July 6, 2026. Oral argument is tentatively scheduled for the week of January 18, 2027. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	353.9	$0.4	$11,325.0	$6,837.2	$5.8	$18,168.4	$129.3	$18,297.7
Issuance of common stock through employee stock plans	0.6	—	96.4	—	—	96.4	—	96.4
Shares withheld related to net share settlement of equity awards	(0.1)	—	(0.5)	(12.6)	—	(13.1)	—	(13.1)
Share-based compensation expense related to employee stock plans	—	—	217.6	—	—	217.6	—	217.6
Repurchase and retirement of common stock	(7.8)	(0.1)	(117.4)	(2,822.3)	—	(2,939.8)	—	(2,939.8)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	522.8	—	522.8	—	522.8
Other comprehensive income (loss)	—	—	—	—	(66.1)	(66.1)	0.7	(65.4)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	1.6	1.6
Ending balance	346.6	$0.3	$11,521.1	$4,525.1	$(60.3)	$15,986.2	$131.6	$16,117.8

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	358.4	$0.4	$10,236.8	$7,605.5	$3.0	$17,845.7	$107.4	$17,953.1
Issuance of common stock through employee stock plans	0.5	—	90.0	—	—	90.0	—	90.0
Shares withheld related to net share settlement of equity awards	—	—	(0.5)	(19.2)	—	(19.7)	—	(19.7)
Share-based compensation expense related to employee stock plans	—	—	205.4	—	—	205.4	—	205.4
Repurchase and retirement of common stock	(4.0)	—	(52.9)	(1,866.7)	—	(1,919.6)	—	(1,919.6)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	704.4	—	704.4	—	704.4
Other comprehensive income	—	—	—	—	23.5	23.5	0.2	23.7
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	4.8	4.8
Ending balance	354.9	$0.4	$10,478.8	$6,424.0	$26.5	$16,929.7	$112.4	$17,042.1

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	355.1	$0.4	$10,768.5	$7,011.8	$43.3	$17,824.0	$117.7	$17,941.7
Issuance of common stock through employee stock plans	3.3	—	283.8	—	—	283.8	—	283.8
Shares withheld related to net share settlement of equity awards	(0.8)	—	(11.2)	(367.3)	—	(378.5)	—	(378.5)
Share-based compensation expense related to employee stock plans	—	—	644.4	—	—	644.4	—	644.4
Repurchase and retirement of common stock	(11.0)	(0.1)	(164.4)	(4,281.8)	—	(4,446.3)	—	(4,446.3)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	2,162.4	—	2,162.4	—	2,162.4
Other comprehensive income (loss)	—	—	—	—	(103.6)	(103.6)	2.7	(100.9)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	11.2	11.2
Ending balance	346.6	$0.3	$11,521.1	$4,525.1	$(60.3)	$15,986.2	$131.6	$16,117.8

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	356.6	$0.4	$9,681.3	$6,803.3	$(51.3)	$16,433.7	$95.9	$16,529.6
Issuance of common stock through employee stock plans	3.4	—	273.7	—	—	273.7	—	273.7
Shares withheld related to net share settlement of equity awards	(0.7)	—	(8.7)	(397.3)	—	(406.0)	—	(406.0)
Share-based compensation expense related to employee stock plans	—	—	589.9	—	—	589.9	—	589.9
Repurchase and retirement of common stock	(4.4)	—	(57.4)	(2,043.2)	—	(2,100.6)	—	(2,100.6)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	2,061.2	—	2,061.2	—	2,061.2
Other comprehensive income	—	—	—	—	77.8	77.8	0.6	78.4
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	15.9	15.9
Ending balance	354.9	$0.4	$10,478.8	$6,424.0	$26.5	$16,929.7	$112.4	$17,042.1
Stock Repurchase Program
Through September 30, 2026, the Board of Directors (the “Board”) has authorized an aggregate of $17.4 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in April 2026, when the Board increased the authorized amount available under the Repurchase Program to $5.0 billion, including amounts remaining under previous authorizations. As of September 30, 2026, the remaining amount of share repurchases authorized by the Board under the Repurchase Program was approximately $1.8 billion.
The following table summarizes stock repurchase activities (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares repurchased	7.8	4.0	11.0	4.4
Average price per share	$377.01	$479.60	$405.51	$482.66
Aggregate cost of shares repurchased	$2,939.8	$1,919.6	$4,446.3	$2,100.6
The Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net stock repurchases. As of September 30, 2026, and December 31, 2025, accrued excise taxes related to share repurchases were $32.3 million and $5.6 million, respectively.

Accumulated Other Comprehensive Income (Loss), Net of Tax, Attributable to Intuitive Surgical, Inc.
The components of accumulated other comprehensive income (loss), net of tax, attributable to Intuitive Surgical, Inc. are as follows (in millions):

	Three Months Ended September 30, 2026
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$17.0	$(11.8)	$22.2	$(21.6)	$5.8
Other comprehensive loss before reclassifications	(18.5)	(34.8)	(18.5)	(0.1)	(71.9)
Amounts reclassified from accumulated other comprehensive income	4.6	0.8	—	0.4	5.8
Net current-period other comprehensive income (loss)	(13.9)	(34.0)	(18.5)	0.3	(66.1)
Ending balance	$3.1	$(45.8)	$3.7	$(21.3)	$(60.3)

	Three Months Ended September 30, 2025
	Gains (Losses) on Hedge Instruments	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Gains	Employee Benefit Plans	Total
Beginning balance	$(14.7)	$21.9	$10.1	$(14.3)	$3.0
Other comprehensive income before reclassifications	17.5	5.2	5.7	—	28.4
Amounts reclassified from accumulated other comprehensive income (loss)	(5.0)	—	—	0.1	(4.9)
Net current-period other comprehensive income	12.5	5.2	5.7	0.1	23.5
Ending balance	$(2.2)	$27.1	$15.8	$(14.2)	$26.5

	Nine Months Ended September 30, 2026
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$4.0	$30.5	$29.5	$(20.7)	$43.3
Other comprehensive loss before reclassifications	(15.4)	(77.1)	(25.8)	(1.8)	(120.1)
Amounts reclassified from accumulated other comprehensive income	14.5	0.8	—	1.2	16.5
Net current-period other comprehensive loss	(0.9)	(76.3)	(25.8)	(0.6)	(103.6)
Ending balance	$3.1	$(45.8)	$3.7	$(21.3)	$(60.3)

	Nine Months Ended September 30, 2025
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$11.0	$(14.6)	$(33.1)	$(14.6)	$(51.3)
Other comprehensive income (loss) before reclassifications	(10.3)	41.4	48.9	—	80.0
Amounts reclassified from accumulated other comprehensive income (loss)	(2.9)	0.3	—	0.4	(2.2)
Net current-period other comprehensive income (loss)	(13.2)	41.7	48.9	0.4	77.8
Ending balance	$(2.2)	$27.1	$15.8	$(14.2)	$26.5
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications and reclassified from accumulated other comprehensive income (loss) related to hedging instruments, available-for-sale securities, foreign currency translation gains (losses), and employee benefit plans were not material for the three and nine months ended September 30, 2026, and 2025.
NOTE 10.    SHARE-BASED COMPENSATION
In April 2026, the Company’s shareholders approved an amended and restated 2010 Incentive Award Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 120,350,000 to 125,350,000. As of September 30, 2026, approximately 23.2 million shares were reserved for future issuance under the Company’s stock plans, and a maximum of approximately 10.1 million of these shares can be awarded as restricted stock units (“RSUs”).
Restricted Stock Units
RSU activity under all stock plans for the nine months ended September 30, 2026, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested balance as of December 31, 2025	4.7	$412.46
RSUs granted	2.0	495.35
RSUs vested	(1.8)	366.20
RSUs forfeited	(0.3)	444.93
Unvested balance as of September 30, 2026	4.6	464.00

Stock Options
Stock option activity under all stock plans for the nine months ended September 30, 2026, was as follows (in millions, except per share amounts):

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share
Outstanding balance as of December 31, 2025	5.4	$208.18
Options granted	—	—
Options exercised	(1.0)	157.69
Options forfeited or expired	—	253.87
Outstanding balance as of September 30, 2026	4.4	218.56
As of September 30, 2026, options to purchase an aggregate of 4.3 million shares of common stock were exercisable at a weighted-average price of $217.23 per share.
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
For the nine months ended September 30, 2026, the Company had four types of PSU awards: the 2023 PSU awards, the 2024 PSU awards, the 2025 PSU awards, and the 2026 PSU awards. The 2023 PSU grant metrics were focused on relative total shareholder return (“TSR”), da Vinci and Ion procedure growth in 2024 compared to 2022, and da Vinci and Ion procedure growth in 2025 compared to 2022. The 2023 PSU awards vested in the first quarter of 2026. The 2024 PSU grant metrics are focused on relative TSR, da Vinci and Ion procedure growth in 2025 compared to 2023, and da Vinci and Ion procedure growth in 2026 compared to 2023. The 2025 PSU grant metrics are focused on relative adjusted operating margin as compared to selected peers, da Vinci and Ion procedure growth in 2026 compared to 2024, and da Vinci and Ion procedure growth in 2027 compared to 2024. The 2026 PSU grant metrics are focused on relative adjusted operating margin as compared to selected peers, total procedure growth in 2027 compared to 2025, and total procedure growth in 2028 compared to 2025.
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
PSU activity for the nine months ended September 30, 2026, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2025	0.3	$374.67
Granted	0.1	500.21
Vested	(0.2)	249.63
Performance change	—	285.32
Forfeited	—	483.93
Unvested balance as of September 30, 2026	0.2	481.76
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (the “ESPP”), employees purchased approximately 0.4 million shares for $135.6 million and approximately 0.4 million shares for $129.6 million during the nine months ended September 30, 2026, and 2025, respectively.

Share-Based Compensation Expense
The following table summarizes share-based compensation expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue – product	$28.4	$31.5	$86.5	$92.0
Cost of revenue – service	10.1	8.8	28.6	25.6
Total cost of revenue	38.5	40.3	115.1	117.6
Selling, general, and administrative	89.5	88.1	270.3	256.7
Research and development	87.7	77.6	256.4	221.3
Share-based compensation expense before income taxes	215.7	206.0	641.8	595.6
Income tax benefit	43.0	42.5	128.7	118.8
Share-based compensation expense after income taxes	$172.7	$163.5	$513.1	$476.8
Share-based compensation expense capitalized to the Condensed Consolidated Balance Sheets during the three months ended September 30, 2026, and 2025 was $36.3 million and $31.1 million, respectively. Share-based compensation expense capitalized to the Condensed Consolidated Balance Sheets during the nine months ended September 30, 2026, and 2025 was $104.1 million and $90.9 million, respectively.
The fair value of each right to acquire stock granted under the ESPP was estimated using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ESPP
Risk-free interest rate	4.0%	3.8%	4.0%	4.0%
Expected term (in years)	1.2	1.2	1.2	1.2
Expected volatility	42%	32%	41%	31%
Fair value at grant date	$122.26	$142.19	$124.69	$154.69
NOTE 11.    INCOME TAXES
Income tax expense for the three months ended September 30, 2026, was $144.0 million, or 21.5% of income before taxes, compared to $146.0 million, or 17.1% of income before taxes, for the three months ended September 30, 2025. Income tax expense for the nine months ended September 30, 2026, was $489.8 million, or 18.4% of income before taxes, compared to $278.7 million, or 11.8% of income before taxes, for the nine months ended September 30, 2025.
The effective tax rate for the three months ended September 30, 2026, differed from the U.S. federal statutory rate of 21% primarily due to state income taxes and taxes on foreign earnings, partially offset by excess tax benefits associated with employee equity plans and the federal research and development credit benefit. The effective tax rate for the three months ended September 30, 2025, differed from the U.S. federal statutory rate of 21% primarily due to the excess tax benefits associated with employee equity plans and benefits from the release of unrecognized tax benefits, partially offset by state income taxes.
The effective tax rates for the nine months ended September 30, 2026, and 2025, differed from the U.S. federal statutory rate of 21% primarily due to the excess tax benefits associated with employee equity plans and the federal research and development credit benefit, partially offset by state income taxes and taxes on foreign earnings.
The Company’s provision for income taxes for the three months ended September 30, 2026, and 2025, included excess tax benefits associated with employee equity plans of $12.6 million and $24.2 million, respectively, which reduced the Company’s effective tax rate by 1.9 and 2.8 percentage points, respectively. The provision for income taxes for the nine months ended September 30, 2026, and 2025, included excess tax benefits associated with employee equity plans of $103.2 million and $202.5 million, respectively, which reduced the Company’s effective tax rate by 3.9 and 8.6 percentage points, respectively.
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
NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$522.8	$704.4	$2,162.4	$2,061.2
Denominator:
Weighted-average shares outstanding used in basic calculation	349.0	356.6	352.6	357.5
Add: dilutive effect of potential common shares	2.6	5.2	3.6	6.0
Weighted-average shares outstanding used in diluted calculation	351.6	361.8	356.2	363.5
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.50	$1.98	$6.13	$5.77
Diluted	$1.49	$1.95	$6.07	$5.67
Share-based compensation awards of approximately 3.7 million and 1.8 million shares for the three months ended September 30, 2026, and 2025, respectively, and approximately 2.3 million and 1.3 million shares for the nine months ended September 30, 2026, and 2025, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.
NOTE 13.     SEGMENT INFORMATION
Intuitive is committed to advancing minimally invasive care through a comprehensive ecosystem of products and services. This connected ecosystem includes systems, instruments and accessories, learning, and services connected by a digital portfolio that enables actionable digital insights across the care continuum. The systems, as well as the instruments and accessories, are primarily developed and manufactured by the Company. For the three and nine months ended September 30, 2026, domestic revenue accounted for 68% and 66%, respectively, while revenue from the Company’s OUS markets accounted for 32% and 34% of total revenue, respectively. For the three and nine months ended September 30, 2025, domestic revenue accounted for 69% and 68% of total revenue respectively, while revenue from the Company’s OUS markets accounted for 31% and 32% of total revenue respectively. For the three and nine months ended September 30, 2026, and 2025, no individual country other than the U.S. accounted for 10% or more of total revenue. The Company manages the business activities on a consolidated basis and operates in one reportable segment.
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
The Company’s long-lived assets consist primarily of property, plant, and equipment, net. As of both September 30, 2026, and December 31, 2025, 80% of long-lived assets were in the U.S. As of September 30, 2026, and December 31, 2025, no individual country other than the U.S. accounted for 10% or more of these assets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying Condensed Consolidated Financial Statements and Notes thereto. Management’s discussion and analysis of financial condition as of September 30, 2026, and results of operations for the three and nine months ended September 30, 2026, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.
We refer to the years ending December 31, 2026, 2025, and 2024, as “2026,” “2025,” and “2024,” respectively.
Period-over-period changes are calculated based upon the respective underlying non-rounded data. Unless the context requires otherwise, we are referring to Intuitive Surgical, Inc. and its consolidated subsidiaries when we use the terms “Intuitive,” the “Company,” “we,” “our,” or “us.”
Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Statements using words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “commit,” “would,” “seek,” “potential,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to the following: statements related to future results of operations; future financial condition; the goals we share with our customers, including improving patient outcomes; our financing plans and future capital requirements; our potential tax assets or liabilities, including the expected impact of global minimum tax rules; statements based on current expectations, estimates, forecasts, projections, and assumptions about the economies and geographic markets in which we operate; our beliefs and assumptions regarding these economies and markets; expectations regarding future procedure volumes and adoption rates; anticipated future depreciation, amortization, and research and development expenses; expectations regarding future system placements, including the factors that may impact such placements; statements regarding competition and competitive dynamics; expectations regarding the timing and receipt of regulatory clearances, approvals, and certifications; expectations regarding the integration of acquisitions, including the transition to a direct sales model in certain geographic markets; statements regarding the expansion of our product offerings and commercialization of new products; expectations regarding the impact of tariffs and other trade measures, including the amount and timing of tariff refunds; expectations regarding future lease buyout activity; the proposed settlement of the antitrust class action litigation, including the receipt of preliminary and final court approval, and the extent of any class member objections; and expectations regarding our liquidity and capital expenditures. These forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: the overall macroeconomic environment, which may impact customer spending and our costs, including tariffs, the levels of inflation, and interest rates; the conflict in Ukraine; conflicts in the Middle East, including Israel and Iran; disruption to our supply chain, including increased difficulties in obtaining a sufficient supply of materials; curtailed or delayed capital spending by hospitals; the impact of global and regional economic and credit market conditions on healthcare spending; delays in obtaining new product approvals, clearances, or certifications from the United States (“U.S.”) Food and Drug Administration (“FDA”), comparable regulatory authorities, or notified bodies; the risk of our inability to comply with complex FDA and other regulations, which may result in significant enforcement actions; regulatory approvals, clearances, certifications, and restrictions or any dispute that may occur with any regulatory body; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the expiration of enhanced Affordable Care Act premium subsidies; pricing limits and reimbursement decisions for robotic-assisted procedures outside of the U.S., including the implementation of a unified national pricing framework in China and procedure reimbursement in Japan; the timing and success of product development and customer acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions, including the recently completed acquisition of the da Vinci and Ion distribution businesses in Italy, Spain, and Portugal and the transition from a distributor to a direct sales model in those markets; intellectual property positions and litigation; competition from companies offering alternative surgical approaches or robotic-assisted surgical systems, including domestic competitors in certain geographic markets, such as China; governmental quotas, tender processes, and governance campaigns affecting system placements in China; risks associated with our operations and any expansion outside of the U.S.; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole- and single-sourced suppliers; extended lead times and price volatility for certain semiconductor components; the results of legal proceedings to which we are or may become a party; the risk that the proposed settlement of the antitrust class action litigation does not receive preliminary or final court approval on the agreed terms or at all, including as a result of objections by class members, or that any approval is appealed; adverse publicity regarding us and the safety of our products and adequacy of training; the offering of remanufactured or unauthorized instruments and accessories, or unauthorized service on our systems, by third parties; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements (including changes to tariffs imposed by the U.S. on imports from various countries, including Mexico, where we currently manufacture a significant majority of our instruments and accessories, Germany, where a majority of our endoscopes are manufactured, and China, where we currently import certain materials); the amount and timing of any refunds of tariffs imposed under the International Emergency Economic Powers Act, which remain subject to review by U.S. Customs and Border Protection and ongoing legal proceedings; hospital staffing constraints and labor availability; cybersecurity risks, including risks to our supply chain and confidential and proprietary information; and other risks and uncertainties, including those listed under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by our other filings with the Securities and Exchange Commission (“SEC”). Our actual results may differ materially and adversely from those expressed in any forward-looking statement, and we undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
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
In March 2024, we obtained FDA clearance for our da Vinci 5 surgical system, our next-generation multi-port system, for use in all surgical specialties and procedures indicated for da Vinci Xi, except for cardiac and pediatric indications as well as one contraindication related to the use of force feedback in hysterectomy and myomectomy surgical procedures. In October 2024, we obtained regulatory clearance in South Korea for the da Vinci 5 surgical system for use in urologic, general, gynecologic, thoracoscopic, thoracoscopically-assisted cardiotomy, and transoral otolaryngology surgical procedures. In June 2025, we obtained regulatory clearance in Japan for the da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, including select cardiac indications. In July 2025, we obtained European certification in accordance with Regulation (EU) 2017/745 of the European Parliament and of the Council of 5 April 2017 on medical devices (the “EU MDR”) for the da Vinci 5 surgical system for adult and pediatric use in minimally invasive endoscopic procedures across abdominopelvic and thoracoscopic surgical procedures, including urologic, gynecologic, and general laparoscopic procedures. In select geographic markets outside of the U.S. (“OUS”) where we have obtained regulatory clearance, we have launched our da Vinci 5 surgical system. As of September 30, 2026, we have an installed base of 2,023 da Vinci 5 surgical systems, of which 177 systems are located in geographic markets outside of the U.S.
Additionally, we extended our fourth-generation platform by adding the da Vinci SP surgical system, commercialized in 2018. The da Vinci SP surgical system accesses the body through a single incision, while the other da Vinci surgical systems access the body through multiple incisions. We are in the early stages of launching our da Vinci SP surgical system, and we have an installed base of 487 da Vinci SP surgical systems as of September 30, 2026. We have received FDA clearance for the da Vinci SP surgical system for urologic, colorectal, general thoracoscopic, and certain transoral procedures. Additionally, the da Vinci SP surgical system has received regulatory clearance in South Korea for a broad set of procedures. The da Vinci SP surgical system has also received regulatory clearance in Japan for the same set of procedures that are currently allowed with the da Vinci Xi surgical system in Japan. In January 2024, the da Vinci SP surgical system received European certification in accordance with the EU MDR for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, and breast surgical procedures, and we are broadening the commercialization of the da Vinci SP surgical system in additional countries and surgical specialties. In August 2024, we obtained regulatory clearance in Taiwan for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, transanal total mesorectal excision, and breast surgical procedures. We plan to seek FDA clearances for additional indications for the da Vinci SP surgical system and expand the system’s regulatory approvals (including for additional indications) in other OUS geographic markets over time. The success of the da Vinci SP surgical system is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances.
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
The success of new product introductions depends on a number of factors, including, but not limited to, pricing, competition, geographic market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction.
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
Following the Supreme Court’s ruling, the U.S. imposed a temporary 10% import surcharge under Section 122 of the Trade Act of 1974. The Section 122 surcharge applied to most imports entered for consumption, or withdrawn from warehouse for consumption, from February 24, 2026 through July 24, 2026, subject to certain exemptions, including qualifying goods from Canada and Mexico under the United States-Mexico-Canada Agreement (“USMCA”).
Effective July 24, 2026, following the expiration of the temporary Section 122 surcharge, the U.S. imposed additional duties under Section 301 of the Trade Act of 1974 on products from 60 trading partners in connection with determinations by the Office of the U.S. Trade Representative concerning their prohibition and enforcement of bans on imports produced with forced labor. The additional duties are generally imposed at rates of 10% or 12.5%, depending on the originating economy and applicable treatment, and are subject to certain product exemptions. The scope, rates, exemptions, and duration of these and other tariff actions remain subject to further governmental action and could change.
As a result of the Supreme Court’s ruling in February 2026, and in response to the order from the U.S. Court of International Trade, the U.S. Customs and Border Protection (“CBP”) agency formalized a process for refunds. On April 20, 2026, the CBP launched an online portal to submit IEEPA tariff refund requests. The U.S. Department of Justice has filed a notice of appeal of the refund order in the U.S. Court of Appeals for the Federal Circuit.
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

During the three and nine months ended September 30, 2026, tariffs and other trade measures recognized in total cost of revenue were $23.4 million and $72.4 million, respectively. During the three and nine months ended September 30, 2026, the Company recognized $27.8 million and $63.7 million, respectively, of refunds related to IEEPA tariffs paid in prior periods, which reduced total cost of revenue. Future changes to tariff rates and the imposition of new tariffs by the U.S. and/or other countries could result in a material impact on our results of operations. The ultimate impact of changes to tariffs and trade barriers will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade barriers that are implemented, all of which could have a material adverse effect on our business, financial condition, or results of operations.
Other Macroeconomic Environment Factors
Our future results of operations and liquidity could be materially adversely affected by uncertainties surrounding macroeconomic and geopolitical factors, both in the U.S. and globally. These uncertainties include the introduction or modification of tariffs and trade restrictions, as well as supply constraints resulting from price inflation, industry demand, elevated interest rates, and disruptions within commodity markets associated with political conflicts, including those between Russia and Ukraine and conflicts in the Middle East, including those with Iran.
Existing tariffs and country-specific trade requirements, including export license controls between major economies, may contribute to cost inflation in certain raw materials and/or may result in supply constraints due to shipment delays or limited availability of alternative sources for critical materials used in the manufacture of our products. Additionally, lengthened lead times in certain commodity markets are creating price volatility and availability risks with certain raw materials and finished components. Elevated interest rates may also impact the ability of certain suppliers to fund necessary investments in capacity and infrastructure. Deteriorating financial health or insolvency of suppliers, including sole- and single-sourced suppliers, could present heightened supply continuity risks.
In addition, while the conflict in the Middle East has not resulted in any material disruption to the supply of component materials that we source directly or the delivery of our products to customers, we continue to monitor supplier operations, commodity markets, and transportation-related factors, including shipping lanes. These geopolitical factors, including increased defense industry consumption, could adversely affect the availability and cost of raw materials as well as the cost and timing of transporting our products to customers.
We continue to experience extended delivery lead times and price volatility for certain semiconductor components, including memory and printed circuit boards, driven by industry demand for data processing and storage applications. We are actively managing these pressures through ongoing supplier engagement, focused mitigations, and close monitoring of relevant developments. While these dynamics have not had a material impact on our business to date, they may result in material cost pressures and supply constraints in future periods.
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
Regulatory Activities
Our products must meet the requirements of a large and growing body of international regulations and standards that govern the product safety, efficacy, advertising, labeling, safety reporting, design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use, and disposal of our products. Examples of such standards include electrical safety standards, such as those of the International Electrotechnical Commission, and composition standards, such as the Restriction of Hazardous Substances and the Waste Electrical and Electronic Equipment Directives in the European Union (“EU”). Failure to meet these standards could limit our ability to market our products in those regions that require compliance with such standards.
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
Da Vinci Surgical Systems
Multi-port
•In September 2026, we obtained European certification in accordance with the EU MDR for our da Vinci 5 surgical system for adult cardiac surgery, as well as the use of force feedback instruments on our da Vinci 5 surgical system. In July 2025, we obtained the same certification for adult and pediatric use in minimally invasive endoscopic procedures across abdominopelvic and thoracoscopic surgical procedures, including urologic, gynecologic, and general laparoscopic procedures. In August 2026, we obtained regulatory approval in Brazil in accordance with the Brazil Ministry of Health for our da Vinci 5 surgical system for adult and pediatric use in minimally invasive endoscopic abdominopelvic and thoracoscopic procedures, including the use of force feedback. In July 2026, we obtained regulatory approval in India for the da Vinci 5 surgical system for adult and pediatric use in minimally invasive endoscopic procedures across abdominopelvic and thoracoscopic surgical procedures, including urologic, gynecologic, and general laparoscopic procedures, including the use of force feedback.
In June 2025, we obtained regulatory clearance in Japan for the da Vinci 5 surgical system for use in all surgical specialties and procedures indicated for da Vinci Xi, including select cardiac indications. In October 2024, we obtained regulatory clearance in South Korea for the da Vinci 5 surgical system for use in urologic, general, gynecologic, thoracoscopic, thoracoscopically-assisted cardiotomy, and transoral otolaryngology surgical procedures.
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
•In March 2026, we obtained FDA clearance for updates to our force feedback instruments used with our da Vinci 5 surgical system, including approval for extended instrument lives. Five of the six force feedback instruments were cleared for up to 15 uses, while the remaining instrument was cleared for up to 10 uses. Following this clearance, these force feedback instruments are now broadly available for use with our da Vinci 5 surgical system.
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

Single-port
•In September 2026, we obtained European certification in accordance with the EU MDR for the use of our da Vinci SP surgical system in transvaginal gynecologic procedures. In January 2024, we obtained European certification in accordance with the EU MDR for our da Vinci SP surgical system for use in endoscopic abdominopelvic, thoracoscopic, transoral otolaryngology, transanal colorectal, and breast surgical procedures.
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
In June 2023, the China National Health Commission published the 14th five-year plan quota for major medical equipment to be sold in China on its official website (the “2023 Quota”). Under the original 2023 Quota, the government will allow for the sale of 559 new surgical robots into China, which could include da Vinci surgical systems as well as surgical systems introduced by others. As of September 30, 2026, including systems that were sold in prior quarters, we have placed 176 da Vinci surgical systems under the original 2023 Quota and 3 da Vinci surgical systems under special approval. Future sales of da Vinci surgical systems under this and any previously published open quotas are uncertain, as they are open to other medical device companies that have introduced robotic-assisted surgical systems and are dependent on hospitals completing a tender process and receiving associated approvals. Our ability to track the number of systems that could be sold under these quotas in the future is limited by provincial and national agencies making such information publicly available.
Since 2022, several provinces in China have implemented significant limits on what hospitals can charge patients for surgeries using robotic-assisted surgical technology, including soft tissue surgery. These limits have impacted the number of procedures performed in those provinces as well as pricing of our instruments and accessories, which have impacted our instruments and accessories revenue. During the second quarter of 2026, China’s National Healthcare Security Administration (“NHSA”) issued guidelines establishing a unified national framework for robotic-assisted surgery pricing and requiring all provinces to implement robotic-assisted surgery pricing within NHSA-mandated limits in the upcoming quarters. As of the date of this report, the limits that have been implemented have not had a material impact on our business, financial condition, or results of operations, as only a small portion of our installed base in China is currently located in impacted provinces. Beginning in the fourth quarter of 2026, we expect to implement price reductions on instruments sold in China in response to the continued rollout of the NHSA unified national pricing framework. We expect these price reductions to reduce instruments and accessories revenue per procedure. We cannot assure you that the rollout of the NHSA unified national framework or future actions by provincial or national healthcare agencies will not result in further pricing limits or pressures, which could have a material impact on procedure volumes and our instruments and accessories revenue in China.
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

Third Quarter 2026 Operational and Financial Highlights
•Total revenue increased by 22% to $3.05 billion for the three months ended September 30, 2026, compared to $2.51 billion for the three months ended September 30, 2025.
•Approximately 906,000 da Vinci procedures were performed during the three months ended September 30, 2026, a growth of 14% compared to approximately 797,000 da Vinci procedures for the three months ended September 30, 2025.
•Approximately 49,700 Ion procedures were performed during the three months ended September 30, 2026, a growth of 31% compared to approximately 37,900 Ion procedures for the three months ended September 30, 2025.
•Instruments and accessories revenue increased by 18% to $1.80 billion for the three months ended September 30, 2026, compared to $1.52 billion for the three months ended September 30, 2025.
•Systems revenue increased by 30% to $769 million for the three months ended September 30, 2026, compared to $590 million during the three months ended September 30, 2025.
•546 da Vinci surgical systems were placed during the three months ended September 30, 2026, an increase of 28% compared to 427 systems during the three months ended September 30, 2025. The third quarter 2026 da Vinci surgical system placements included 315 da Vinci 5 systems compared to 240 systems in the third quarter of 2025.
•As of September 30, 2026, we had a da Vinci surgical system installed base of approximately 12,094 systems, an increase of 12% compared to an installed base of approximately 10,763 systems as of September 30, 2025.
•Utilization of da Vinci surgical systems, measured in terms of procedures per system per year, increased 2% relative to the third quarter of 2025.
•56 Ion systems were placed during the three months ended September 30, 2026, an increase of 12% compared to 50 systems during the three months ended September 30, 2025.
•As of September 30, 2026, we had an Ion system installed base of approximately 1,152 systems, an increase of 21% compared to an installed base of approximately 954 systems as of September 30, 2025.
•Gross profit as a percentage of revenue was 68.4% for the three months ended September 30, 2026, compared to 66.4% for the three months ended September 30, 2025.
•Operating income decreased by 22% to $592.6 million for the three months ended September 30, 2026, compared to $759.7 million during the three months ended September 30, 2025. Operating income included $215.7 million and $206.0 million of share-based compensation expense related to employee stock plans and $9.3 million and $3.9 million of intangible asset-related charges for the three months ended September 30, 2026, and 2025, respectively.
•Operating income included a charge of $450 million in connection with the settlement of antitrust class action litigation.
•During the three months ended September 30, 2026, we repurchased 7.8 million shares of our common stock at an aggregate cost of $2.94 billion.
•As of September 30, 2026, we had $6.80 billion in cash, cash equivalents, and investments, compared to $9.03 billion as of December 31, 2025. Cash, cash equivalents, and investments decreased by $2.23 billion, primarily driven by cash used for repurchases of common stock, the acquisition of a business, and purchases of property, plant, and equipment, partially offset by cash generated from operations.

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
The following table summarizes the approximate number of procedures performed on da Vinci surgical systems in the U.S. and OUS for the periods presented (number of procedures shown in thousands):

	Three Months Ended September 30,		% Change*		Nine Months Ended September 30,		% Change*
	2026	2025	2026	2025	2026	2025	2026	2025
U.S.	559	507	10%	16%	1,639	1,468	12%	14%
OUS	347	290	20%	24%	1,003	837	20%	24%
Total Procedures	906	797	14%	19%	2,642	2,305	15%	18%
___________
* The approximate procedures are rounded to thousands, but the percentage changes are based on unrounded approximate procedures.
Overall. Total da Vinci procedures performed by our customers grew approximately 14% for the three months ended September 30, 2026, compared to approximately 19% for the three months ended September 30, 2025, and grew approximately 15% for the nine months ended September 30, 2026, compared to approximately 18% for the nine months ended September 30,

2025. The third quarter 2026 procedure growth was primarily attributable to growth in general surgery, gynecology, and OUS urology procedures.
U.S. Procedures. U.S. da Vinci procedures grew approximately 10% for the three months ended September 30, 2026, compared to approximately 16% for the three months ended September 30, 2025, and grew approximately 12% for the nine months ended September 30, 2026, compared to approximately 14% for the nine months ended September 30, 2025. The third quarter 2026 U.S. procedure growth was primarily attributable to strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and appendectomy procedures, as well as growth in gynecological procedures. The growth in general surgery procedures was partially offset by a low double-digit decline in U.S. bariatric procedures, which comprise approximately 2% of our total worldwide da Vinci procedures. We believe that U.S. procedure growth was also modestly negatively impacted by the expiration of enhanced ACA premium subsidies. The extent of the continued impact of these expirations on U.S. procedure volumes remains uncertain.
OUS Procedures. OUS da Vinci procedures grew approximately 20% for the three months ended September 30, 2026, compared to approximately 24% for the three months ended September 30, 2025, and grew approximately 20% for the nine months ended September 30, 2026, compared to approximately 24% for the nine months ended September 30, 2025. The third quarter 2026 OUS procedure growth was primarily attributable to growth in general surgery procedures, most notably hernia repair, colorectal, and cholecystectomy procedures; urologic procedures, most notably prostatectomy and partial nephrectomy procedures; and gynecologic procedures, most notably hysterectomy procedures. The third quarter 2026 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. We saw strong procedure growth in Japan, Germany, India, the United Kingdom, and Italy during the third quarter of 2026, partially offset by lower procedure growth in South Korea compared to the prior year, as the prior-year period benefited from a recovery in procedure volumes following the conclusion of physician strikes, and lower procedure growth in China, which reflects fewer da Vinci surgical systems placed in recent quarters. We believe that growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures as well as increased surgeon training.
Ion Procedures
The adoption of robotic-assisted bronchoscopy using the Ion endoluminal system has the potential to grow if it can offer greater patient value than non-Ion alternatives and competitive total economics for healthcare providers.
In the three months ended September 30, 2026, approximately 49,700 biopsy procedures were performed by our customers with Ion systems, compared to approximately 37,900 in the three months ended September 30, 2025. In the nine months ended September 30, 2026, approximately 140,300 biopsy procedures were performed by our customers with Ion systems, compared to approximately 103,900 in the nine months ended September 30, 2025. The growth in our overall procedure volume reflects a larger installed base of approximately 1,152 systems as of September 30, 2026, an increase of 21% compared to the installed base of approximately 954 systems as of September 30, 2025. Currently, the vast majority of Ion biopsy procedures are performed in the U.S.
System Demand
System placements are driven by procedure growth in most geographic markets. In some markets, system placements are constrained by regulation. In geographies where da Vinci procedure adoption is in an early stage or system placements are constrained by regulation, system sales will precede procedure growth.

The following table summarizes our da Vinci and Ion placements during the periods presented (amounts shown in ones):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Da Vinci Surgical System Placements by Region
U.S. unit placements	335	263	828	683
OUS unit placements	211	164	617	506
Total unit placements (1)	546	427	1,445	1,189
________
(1) Includes the following number of units involving trade-ins:	150	141	413	291

Ion System Placements by Region
U.S. unit placements	44	41	125	133
OUS unit placements	12	9	38	20
Total unit placements	56	50	163	153
During the third quarter of 2026, 546 da Vinci surgical systems were placed compared to 427 systems in the third quarter of 2025. By geography, 335 systems were placed in the U.S., 115 in Europe, 78 in Asia, and 18 in other geographic markets during the third quarter of 2026, compared to 263 systems placed in the U.S., 63 in Europe, 60 in Asia, and 41 in other geographic markets during the third quarter of 2025. The increase in system placements reflects continued customer demand for additional capacity driven by procedure growth, as well as increased demand for our full portfolio of surgical systems, including da Vinci 5 and Xi systems, inclusive of customers trading in fourth-generation da Vinci systems. During the third quarter of 2026, we placed 315 da Vinci 5 systems, compared to 240 systems in the third quarter of 2025.
As of September 30, 2026, we had a da Vinci surgical system installed base of approximately 12,094 systems compared to approximately 10,763 systems as of September 30, 2025. By geography, 6,807 systems were in the U.S., 2,436 in Europe, 2,176 in Asia, and 675 in the rest of the world. The incremental system installed base reflects continued procedure growth and further customer validation that robotic-assisted surgery addresses their Quintuple Aim objectives.
During the third quarter of 2026, 56 Ion systems were placed compared to 50 systems in the third quarter of 2025. By geography, 44 systems were placed in the U.S., 10 in Europe, 1 in Asia, and 1 in other geographic markets during the third quarter of 2026, compared to 41 systems placed in the U.S., 5 in Europe, and 4 in Asia during the third quarter of 2025. In the U.S., where we estimate that Ion’s penetration of overall lung biopsy procedures has exceeded the halfway point, our customers’ focus has begun to shift from increasing capacity to increasing utilization of their existing systems. As of September 30, 2026, we had an Ion system installed base of approximately 1,152 systems, compared to approximately 954 systems as of September 30, 2025.
System demand in China has been adversely affected by increasing competition from domestic robotic-assisted surgical system manufacturers as well as a broader central government focus on systematic governance. Targeting the healthcare sector, this campaign was initially launched by the Chinese government in July 2023 and has resulted in heightened scrutiny by medical institutions with respect to initiating tenders, with some tenders being canceled or delayed without a timeline. In the third quarter of 2026, the competitive dynamics in China, various measures related to industrial policy, and the effects of this campaign contributed to fewer systems being placed in China than we anticipated. Currently, the extent and impact of the competitive dynamics in China, any additional measures related to industrial policy, and this campaign on our business remain uncertain.
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

The following table summarizes our da Vinci and Ion system placements under leasing arrangements for the periods presented (amounts in ones):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Da Vinci Surgical System Placements under Leasing Arrangements
Fixed-payment operating lease arrangements	131	116	379	276
Usage-based operating lease arrangements	160	115	409	346
Total da Vinci surgical system placements under operating lease arrangements	291	231	788	622
% of Total da Vinci surgical system placements	53%	54%	55%	52%
Sales-type lease arrangements	12	12	35	28
Total da Vinci surgical system placements under leasing arrangements	303	243	823	650

Ion System Placements under Leasing Arrangements
Fixed-payment operating lease arrangements	11	11	47	38
Usage-based operating lease arrangements	15	6	46	42
Total Ion system placements under operating lease arrangements	26	17	93	80
% of Total Ion system placements	46%	34%	57%	52%
Sales-type lease arrangements	2	5	2	10
Total Ion system placements under leasing arrangements	28	22	95	90
Variable lease revenue, which is primarily recognized from usage-based operating lease arrangements, has been included in our operating lease metrics. Operating lease revenue was $275 million and $787 million for the three and nine months ended September 30, 2026, respectively, of which $178 million and $504 million, respectively, represented variable lease revenue, primarily related to our usage-based operating lease arrangements. Operating lease revenue was $223 million and $632 million for the three and nine months ended September 30, 2025, respectively, of which $138 million and $380 million, respectively, represented variable lease revenue, primarily related to our usage-based operating lease arrangements.
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

The following table summarizes our da Vinci and Ion systems installed base under operating leasing arrangements as of the periods presented (amounts in ones):

	As of
	September 30, 2026	September 30, 2025
Da Vinci Surgical System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	1,581	1,379
Usage-based operating lease arrangements	1,974	1,736
Total da Vinci surgical system installed base under operating lease arrangements	3,555	3,115

Ion System Installed Base under Operating Leasing Arrangements
Fixed-payment operating lease arrangements	109	123
Usage-based operating lease arrangements	302	239
Total Ion system installed base under operating lease arrangements	411	362
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
For some operating lease arrangements, our customers are provided with the right to purchase the leased system at certain points during and/or at the end of the lease term. Revenue generated from customer purchases of systems under operating lease arrangements (“Lease Buyouts”) was $45 million and $153 million for the three and nine months ended September 30, 2026, respectively, compared to $22 million and $91 million for the three and nine months ended September 30, 2025, respectively. We expect that revenue recognized from Lease Buyouts will fluctuate based on the timing of when, and if, customers choose to exercise such buyout options.
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
Beginning in the first half of 2027, we expect to implement a set of instrument pricing actions, including extending the number of uses for a subset of core EndoWrist instruments on our fourth- and fifth-generation da Vinci platforms and introducing volume-based pricing, both of which are intended to reduce the instrument cost per procedure for our customers. The introduction of these instruments with extended use is the result of investment in our product design and quality, and in our manufacturing processes, and is targeted at reducing cost in a set of benign procedures and lower-acuity cases where customers are more cost sensitive. In addition, beginning in the fourth quarter of 2026, we expect to implement pricing reductions in China in response to the NHSA unified national framework. Taken together, we expect these pricing actions to reduce da Vinci instruments and accessories revenue per procedure by approximately 3% to 5% once fully implemented, excluding the effect of changes in procedure, product, and geographic mix. The ultimate impact of these pricing actions will depend on various factors, including the pace of implementation and customer response, and could differ materially from our expectations.
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
The following table summarizes our revenue for the periods presented (amounts in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue
Instruments and accessories	$1,797.4	$1,518.8	$278.6	18%	$5,218.7	$4,360.6	$858.1	20%
Systems	769.1	590.4	178.7	30%	2,104.8	1,687.8	417.0	25%
Total product revenue	2,566.5	2,109.2	457.3	22%	7,323.5	6,048.4	1,275.1	21%
Service	482.2	395.9	86.3	22%	1,388.3	1,150.1	238.2	21%
Total revenue	$3,048.7	$2,505.1	$543.6	22%	$8,711.8	$7,198.5	$1,513.3	21%

U.S.	$2,063.0	$1,717.6	$345.4	20%	$5,779.5	$4,885.2	$894.3	18%
OUS	985.7	787.5	198.2	25%	2,932.3	2,313.3	619.0	27%
Total revenue	$3,048.7	$2,505.1	$543.6	22%	$8,711.8	$7,198.5	$1,513.3	21%
% of Revenue — U.S.	68%	69%			66%	68%
% of Revenue — OUS	32%	31%			34%	32%
We generally sell our products and services in local currencies where we have direct distribution channels. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 27% and 28% for the three and nine months ended September 30, 2026, respectively, and 24% and 25% for the three and nine months ended September 30, 2025, respectively. Fluctuations in foreign currency exchange rates had an unfavorable impact on OUS total revenue of $6 million for the three months ended September 30, 2026, and a favorable impact on OUS total revenue of $34 million for the nine months ended September 30, 2026. Fluctuations in foreign currency exchange rates had a favorable impact on OUS total revenue of $3 million and $9 million for the three and nine months ended September 30, 2025, respectively. The impact of fluctuations in foreign currency exchange rates was determined by comparing current period revenue converted to USD using exchange rates that were effective in the comparable prior year period, net of the impacts from foreign currency hedging.
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
Product Revenue
Three Months Ended September 30, 2026
Instruments and accessories revenue increased by 18% to $1.80 billion for the three months ended September 30, 2026, compared to $1.52 billion for the three months ended September 30, 2025. The increase in instruments and accessories revenue was primarily driven by approximately 14% higher da Vinci procedure volume, higher da Vinci instruments and accessories revenue per procedure, driven by the da Vinci 5 and da Vinci SP instruments and accessories mix, and approximately 31% higher Ion procedure volume. The third quarter 2026 U.S. da Vinci procedure growth was approximately 10%, driven primarily by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and appendectomy procedures, as well as growth in gynecological procedures. The growth in general surgery procedures was partially offset by a low double-digit decline in U.S. bariatric procedures, which comprise approximately 2% of our total worldwide da Vinci procedures. The third quarter 2026 OUS da Vinci procedure growth was approximately 20%, driven primarily by growth in general surgery procedures, most notably hernia repair, colorectal, and cholecystectomy procedures; urologic procedures, most notably prostatectomy and partial nephrectomy procedures; and gynecologic procedures, most notably hysterectomy procedures. Geographically, the third quarter 2026 OUS da Vinci procedure growth was driven by several geographic markets with particular strength in Japan, Germany, India, the United Kingdom, and Italy.
Systems revenue increased by 30% to $769 million for the three months ended September 30, 2026, compared to $590 million for the three months ended September 30, 2025. The higher third quarter 2026 systems revenue was primarily driven by an increase in da Vinci surgical system placements, higher operating lease revenue, and higher lease buyout revenue.
Operating lease revenue, including the contribution from Ion systems, was $275 million for the three months ended September 30, 2026, of which $178 million was variable lease revenue, primarily related to usage-based arrangements, compared to $223 million for the three months ended September 30, 2025, of which $138 million was variable lease revenue, primarily related to usage-based arrangements. Revenue from Lease Buyouts was $45 million for the three months ended September 30, 2026, compared to $22 million for the three months ended September 30, 2025. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise buyout options embedded in their leases.
The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements, Ion systems, and the impact of specified-price trade-in rights, was approximately $1.61 million for the three months ended September 30, 2026, compared to approximately $1.60 million for the three months ended September 30, 2025. The higher third quarter 2026 ASP was primarily driven by favorable geographic mix and favorable product mix, including from da Vinci 5 system placements, partially offset by higher pricing discounts. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
Nine Months Ended September 30, 2026
Instruments and accessories revenue increased by 20% to $5.22 billion for the nine months ended September 30, 2026, compared to $4.36 billion for the nine months ended September 30, 2025. The increase in instruments and accessories revenue was primarily driven by approximately 15% higher da Vinci procedure volume, higher da Vinci instruments and accessories revenue per procedure, driven by the da Vinci 5 and da Vinci SP instruments and accessories mix, approximately 35% higher Ion procedure volume, and customer buying patterns. The year-to-date 2026 U.S. da Vinci procedure growth was approximately 12%, driven by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and appendectomy procedures, as well as growth in gynecological procedures. The growth in general surgery procedures was partially offset by a low double-digit decline in U.S. bariatric procedures, which comprise approximately 2% of our total worldwide da Vinci procedures. The year-to-date 2026 OUS da Vinci procedure growth was approximately 20%, driven by growth in general surgery procedures, most notably colorectal, hernia repair, and cholecystectomy procedures; urologic procedures, most notably prostatectomy and partial nephrectomy procedures; and gynecologic procedures, most notably hysterectomy procedures. Geographically, the year-to-date 2026 OUS da Vinci procedure growth was driven by several markets with particular strength in Germany, India, the United Kingdom, and Italy.

Systems revenue increased by 25% to $2.10 billion for the nine months ended September 30, 2026, compared to $1.69 billion for the nine months ended September 30, 2025. The higher year-to-date 2026 system revenue was primarily driven by an increase in da Vinci surgical system placements, partially offset by an increase in the proportion of da Vinci surgical system placements under operating leases, higher operating lease revenue, and higher lease buyout revenue.
Operating lease revenue, including the contribution from Ion systems, was $787 million for the nine months ended September 30, 2026, of which $504 million was variable lease revenue, primarily related to usage-based arrangements, compared to $632 million for the nine months ended September 30, 2025, of which $380 million was variable lease revenue, primarily related to usage-based arrangements. Revenue from Lease Buyouts was $153 million for the nine months ended September 30, 2026, compared to $91 million for the nine months ended September 30, 2025. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise buyout options embedded in their leases.
The da Vinci surgical system ASP, excluding systems placed under fixed-payment or usage-based operating lease arrangements, Ion systems, and the impact of specified-price trade-in rights, was approximately $1.64 million for the nine months ended September 30, 2026, compared to approximately $1.57 million for the nine months ended September 30, 2025. The higher year-to-date 2026 ASP was primarily driven by favorable product mix, including from da Vinci 5 system placements, partially offset by higher pricing discounts. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue increased by 22% to $482 million for the three months ended September 30, 2026, compared to $396 million for the three months ended September 30, 2025. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue and favorable product mix, particularly from da Vinci 5 system placements.
Service revenue increased by 21% to $1.39 billion for the nine months ended September 30, 2026, compared to $1.15 billion for the nine months ended September 30, 2025. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue and favorable product mix, particularly from da Vinci 5 surgical system placements.
Recurring Revenue
Recurring revenue represents the revenue recognized from instruments and accessories, service, and operating lease arrangements. Recurring revenue is an operating measure that we use to assess the strength of our installed base, system utilization, and procedure adoption.
Recurring revenue during the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Instruments and accessories revenue	$1,797.4	$1,518.8	$5,218.7	$4,360.6
Service revenue	482.2	395.9	1,388.3	1,150.1
Operating lease revenue	275.0	223.0	787.0	632.0
Total recurring revenue	$2,554.6	$2,137.7	$7,394.0	$6,142.7
% of Total revenue	84%	85%	85%	85%

Gross Profit
Product
Our product gross profit during the periods presented was as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Product gross profit (1)	$1,768.8	$1,409.8	$359.0	25%	$4,968.8	$3,992.1	$976.7	24%
Product gross profit margin	68.9%	66.8%			67.8%	66.0%
________
(1) Includes the following expenses:
Share-based compensation	$28.4	$31.5	$(3.1)	(10)%	$86.5	$92.0	$(5.5)	(6)%
Intangible asset amortization	$7.6	$2.2	$5.4	245%	$33.4	$6.7	$26.7	399%
Product gross profit margin increased for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily driven by IEEPA tariff refunds and fixed overhead leverage.
Product gross profit margin increased for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by IEEPA tariff refunds, fixed overhead leverage, lower logistics costs, and product cost reductions, partially offset by higher tariff expenses and higher intangible asset amortization.
Our capital expenditures increased in 2025, as we continued to build the infrastructure needed to scale our business and, as a result, depreciation expense increased in the three and nine months ended September 30, 2026. We expect depreciation expense to continue to increase in the remainder of 2026. Additionally, in connection with the acquisition of a business in the first quarter of 2026, we expect amortization of intangible assets to be higher in the remainder of 2026 compared to 2025.
In 2025, new and incremental tariffs were imposed on goods imported to the U.S. We import raw materials and finished goods from sources outside of the U.S., which were subject to tariffs, including but not limited to our endoscopes, which are primarily manufactured in Germany. In 2026, there were changes to the tariffs imposed on goods imported to the U.S. In addition, during the three and nine months ended September 30, 2026, we recognized $25.7 million and $53.2 million, respectively, of refunds related to IEEPA tariffs paid in prior periods, which reduced cost of product revenues. The ultimate impact of tariffs will depend on various factors, including the amount, scope, timing, and nature of the tariffs imposed.
Service
Our service gross profit during the periods presented was as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Service gross profit (1)	$315.5	$252.6	$62.9	25%	$906.4	$745.9	$160.5	22%
Service gross profit margin	65.4%	63.8%			65.3%	64.9%
________
(1) Includes the following expenses:
Share-based compensation	$10.1	$8.8	$1.3	15%	$28.6	$25.6	$3.0	12%
Intangible asset amortization	$1.1	$0.2	$0.9	450%	$5.2	$0.6	$4.6	767%
Service gross profit margin increased for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily driven by lower excess and obsolete inventory charges and IEEPA tariff refunds.
Service gross profit margin increased for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by IEEPA tariff refunds and favorable repair parts mix, partially offset by incremental fixed costs, including depreciation expense, and higher costs associated with our da Vinci 5 surgical system.
In connection with the acquisition of a business, we expect amortization of intangible assets to be higher in the remainder of 2026 compared to 2025.
During the three and nine months ended September 30, 2026, we recognized $2.1 million and $10.5 million, respectively, of refunds related to IEEPA tariffs paid in prior periods, which reduced cost of service revenue. The ultimate impact of tariffs will depend on various factors, including the amount, scope, timing, and nature of the tariffs imposed.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, trade show expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general, and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selling, general, and administrative (1)	$633.4	$573.3	$60.1	10%	$1,864.6	$1,697.9	$166.7	10%
% of Total revenue	21%	23%			21%	24%
________
(1) Includes the following expenses:
Share-based compensation	$89.5	$88.1	$1.4	2%	$270.3	$256.7	$13.6	5%
Intangible asset amortization	$0.5	$0.1	$0.4	400%	$1.2	$0.7	$0.5	71%
Selling, general, and administrative expenses for the three and nine months ended September 30, 2026, increased compared to the three and nine months ended September 30, 2025, primarily due to higher personnel-related expenses, driven by an increase in headcount and higher employee compensation, including variable compensation expense and share-based compensation expense.
Antitrust Class Action Litigation Settlement

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Antitrust class action litigation settlement	$450.0	$—	$450.0	100%	$450.0	$—	$450.0	100%
% of Total revenue	15%	—%			5%	—%
During the three and nine months ended September 30, 2026, a charge of $450 million was recognized in connection with the settlement of an antitrust class action litigation. Refer to Note 8 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 for more information on the class action litigation settlement.
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
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Research and development (1)	$408.3	$329.4	$78.9	24%	$1,140.8	$958.9	$181.9	19%
% of Total revenue	13%	13%			13%	13%
________
(1) Includes the following expenses:
Share-based compensation	$87.7	$77.6	$10.1	13%	$256.4	$221.3	$35.1	16%
Intangible asset-related charges	$0.1	$1.4	$(1.3)	(93)%	$0.6	$9.2	$(8.6)	(93)%
Research and development expenses for both the three and nine months ended September 30, 2026, increased compared to the three and nine months ended September 30, 2025. The increase in research and development expenses for the three and nine months ended September 30, 2026, was primarily driven by higher direct project costs incurred to support an expanded portfolio of product development initiatives, as well as increased personnel‑related expenses, including share‑based compensation, driven by higher headcount.

Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net during the periods presented was as follows (dollars in millions):

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest and other income, net	$75.8	$95.5	$(19.7)	(21)%	$243.6	$274.6	$(31.0)	(11)%
% of Total revenue	2%	4%			3%	4%
Interest and other income, net, for the three and nine months ended September 30, 2026, decreased compared to the three and nine months ended September 30, 2025, primarily due to lower interest income earned on lower average cash and investment balances, resulting from cash used for stock repurchases and the acquisition of a business in the first quarter of 2026, as well as a decrease in average interest rates. The decrease during the nine months ended September 30, 2026, was partially offset by unrealized gains on strategic investments (compared to unrealized losses during the nine months ended September 30, 2025) and lower foreign exchange losses, net of the impacts of derivatives and hedging.
Income Tax Expense
Income tax expense (benefit) during the periods presented was as follows (dollars in millions):

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income tax expense (benefit)	$144.0	$146.0	$(2.0)	(1)%	$489.8	$278.7	$211.1	76%
Effective income tax rate	21.5%	17.1%			18.4%	11.8%
Our effective tax rate increased for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the non-recurrence of a 2025 release of unrecognized tax benefits, higher taxes on foreign earnings, and lower excess tax benefits associated with employee equity plans, as discussed below.
Our effective tax rate increased for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to lower excess tax benefits associated with employee equity plans, as discussed below, the non-recurrence of a 2025 release of unrecognized tax benefits, and a lower federal research and development credit.
Our provision for income taxes for the three months ended September 30, 2026, and 2025, included excess tax benefits associated with employee equity plans of $12.6 million and $24.2 million, respectively, which reduced our effective tax rate by 1.9 and 2.8 percentage points, respectively. Our provision for income taxes for the nine months ended September 30, 2026, and 2025, included excess tax benefits associated with employee equity plans of $103.2 million and $202.5 million, respectively, which reduced our effective tax rate by 3.9 and 8.6 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under GAAP, which results in increased income tax expense volatility.
In 2021, the Organization for Economic Co-operation and Development (“OECD”) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate (“Pillar Two”). The OECD issued Pillar Two model rules and continues to release guidance on these rules. Many countries have adopted new tax laws to align with the global minimum tax. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and we do not expect a material impact on our tax provision in 2026.
In January 2026, the OECD released administrative guidance recognizing the U.S. minimum tax regime and introducing a “side-by-side” package intended to exempt U.S.-parented groups from Pillar Two minimum taxes imposed by foreign jurisdictions on U.S. earnings. Although full adoption of the guidance is expected to eliminate this exposure with respect to the U.S. jurisdiction, laws to implement the framework have not been enacted in all relevant countries. Accordingly, our financial results reflect the laws enacted and in effect as of September 30, 2026, which did not have a material impact on our tax provision as of September 30, 2026.

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
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
Our principal source of liquidity is cash provided by our operations. Cash and cash equivalents plus short- and long-term investments decreased by $2.23 billion to $6.80 billion as of September 30, 2026, from $9.03 billion as of December 31, 2025, primarily as a result of cash used for repurchases of common stock and the acquisition of a business, partially offset by cash generated from operations.
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
Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the periods presented (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$3,197.0	$2,138.0
Investing activities	956.7	875.2
Financing activities	(4,535.2)	(2,226.6)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(3.5)	0.5
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(385.0)	$787.1
Operating Activities
For the nine months ended September 30, 2026, net cash provided by operating activities of $3.20 billion exceeded our net income of $2.17 billion, primarily due to the following factors:
1.Our net income included non-cash charges of $1.56 billion, consisting primarily of share-based compensation of $632.0 million; depreciation expense and losses on the disposal of property, plant, and equipment of $559.0 million; and deferred income tax expense of $315.9 million.

2.Changes in operating assets and liabilities resulted in $532.5 million of cash used in operating activities during the nine months ended September 30, 2026. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $822.0 million, primarily to address the growth in our business, including the expansion of our leasing business, and to mitigate risks of disruption that could arise from global supply chain shortages. Prepaids and other assets increased by $167.7 million, primarily driven by an increase in prepaid taxes caused by accelerated deductions for previously capitalized research and development expenditures, which will reduce the Company’s future income taxes paid. Accrued compensation and employee benefits decreased by $149.6 million, primarily due to payments for accrued salaries, incentive compensation, and stock purchases related to our ESPP. Accounts receivable increased by $103.2 million, primarily due to the timing of customer billings and collections. The unfavorable impact of these items on cash provided by operating activities was partially offset by an increase in other accrued liabilities of $631.8 million, primarily due to an increase in litigation accruals recorded in the third quarter of 2026, as well as higher taxes payable due to timing of payments and growth in our business.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2026, consisted primarily of proceeds from maturities and sales of investments, net purchases of investments of $1.76 billion, partially offset by $518.6 million paid for the acquisitions of a business and intellectual property, and $329.0 million paid for purchases of property, plant, and equipment. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in money market funds, U.S. treasury and U.S. government agency securities, high-quality corporate notes and bonds, commercial paper, non-U.S. government agency securities, and taxable and tax-exempt municipal notes.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026, consisted primarily of cash used for the repurchase of our common stock for $4.42 billion and taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $378.5 million, partially offset by cash proceeds from stock option exercises and employee stock purchases of $283.8 million.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the nine months ended September 30, 2026, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended September 30, 2026:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
July 1 to July 31, 2026	3,633,555	$364.74	3,633,555	$3.4	billion
August 1 to August 31, 2026	4,164,153	387.71	4,164,153	1.8	billion
September 1 to September 30, 2026	—	—	—	1.8	billion
Total during quarter ended September 30, 2026	7,797,708	377.01	7,797,708
(1) Represents the cumulative amount remaining for stock repurchases under the Board-authorized Repurchase Program established in March 2009 (the “Repurchase Program”). In April 2026, the Board increased the authorized amount available under the Repurchase Program to $5.0 billion. Authorizations under the Repurchase Program do not expire.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Plans
On August 28, 2026, Gary H. Loeb, the Company’s Chief Legal and Compliance Officer, adopted a Rule 10b5-1 trading plan. Mr. Loeb’s trading plan provides for the potential sale of up to 1,600 shares of the Company’s common stock until December 15, 2027. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company, as Amended.	10-Q	000-30713	3.1	7/23/2020
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Company.	10-Q	000-30713	3.1	10/20/2021
3.3	Amended and Restated Bylaws of the Company.	8-K	000-30713	3.1	7/27/2026
10.1	Intuitive Surgical, Inc. Amended and Restated 2010 Incentive Award Plan, as amended and restated.	8-K	000-30713	10.1	5/4/2026
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
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
Date: October 21, 2026